Form 10-Q
period 1994-02-28
DOLLAR FINANCE INC
filed 1994-04-14
CIK 765878

April 14, 1994





Securities & Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549-1000


Attention:  Filing Desk, Stop 1-4


RE:  Form 10-Q
     Dollar Finance, Inc.


Gentlemen:

In compliance with filing requirements, Dollar Finance, Inc. is electronically submitting their Form 10-Q for the quarter ending
February 28, 1994.

I can be reached at (412) 261-8166 if there is any problem in receiving this transmission.


                                 Very truly yours,


                                 Thomas A. Kobus
                                 Treasurer

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                           Commission File No:
  February 28, 1994                                      2-96733

                            DOLLAR FINANCE, INC.
           (Exact name of Registrant as specified in its charter)


            Delaware                           51-0284188
(State or Other Jurisdiction of  (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                         1105 North Market Street
                                  Box 8985
                         Wilmington, Delaware  19899
            (Address of principal executive offices with zip code)


  Registrant's telephone number, including area code:  (302) 427-7650


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES  [X]          NO  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                     Outstanding at April 14, 1994
     ------------------------------     ----------------------------
     Common Stock, $1.00 par value                  60 shares

                           DOLLAR FINANCE, INC.


                                 FORM 10-Q


                                    INDEX

==========================================================================


     PART I - FINANCIAL INFORMATION:                              Page No.
     ______________________________                               ________


     Item 1 - Financial Statements


          Statements of Condition                                     3


          Statements of Earnings                                      4


          Statements of Changes in Equity Capital                     5


          Statements of Cash Flows                                    6


          Notes to Financial Statements                               7



     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations          14




     Part II - Other Information                                     16
     ___________________________



     SIGNATURES                                                      16
     __________

Dollar Finance, Inc.
Statements of Condition

                                      Feb. 28, 1994      Nov. 30, 1993
                                       (Unaudited)         *(Note)
                                      ------------       -------------
          ASSETS:
- -------------------------
Cash                                   $     54,359      $      64,570
Time Deposits                            17,710,500          6,236,900
                                       ------------      -------------
  Total Cash and Cash Equivalents        17,764,859          6,301,470

Mortgage-Backed Securities              116,283,498        126,423,927

Accrued Interest Receivable                 948,633            875,263
Security Receivable                       1,596,672          2,075,809
                                       ------------        -----------
         Total Assets                  $136,593,662       $135,676,469
                                       ============       ============

       LIABILITIES:
- ---------------------------
Accrued Preferred Stock Dividends      $     71,250       $    141,625
Income Taxes Payable - Dollar Bank       12,228,560         11,955,000
Deferred Income Taxes                     1,000,974            827,533
                                       ------------        -----------
      Total Liabilities                  13,300,784         12,924,158


       EQUITY CAPITAL:
- ----------------------------
Preferred Stock (No par value, 750 shares
 authorized, 750 shares issued and
 outstanding, liquidation value per share,
 $100,000)                                  750,000            750,000
Common Stock ($1.00 par value, 100 shares
 authorized and 100 shares issued)              100                100
Additional Paid-In Capital/
  Preferred Stock                        74,250,000         74,250,000
Additional Paid-In Capital/Common Stock  59,385,484         59,385,484
Retained Earnings                        18,907,294         18,366,727
                                         ----------         ----------
                                        153,292,878        152,752,311

Treasury Stock at Cost (40 shares at
 February 28, 1994 and at November 30,
 1993                                   (30,000,000)       (30,000,000)
                                        ------------       ------------
   Total Equity Capital                 123,292,878        122,752,311
                                       ------------        ------------
   Total Liability & Equity Capital    $136,593,662       $135,676,469
                                       ============       ============


* Note: The Statement of Condition at November 30, 1993 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.

Dollar Finance, Inc.
Statements of Earnings (Unaudited)

                                        3 Months           3 Months
                                          Ended              Ended
                                         2/28/94            2/28/93
                                        --------            -------
     INCOME:
- ----------------------
Short Term Investments:

Interest on Commercial Paper           $        0        $    2,179
Interest on Time Deposits                  90,332           186,228
                                       ----------        ----------
Short Term Investments                     90,332           188,407

Investment Securities:
- ----------------------
Interest on Mortgage-Backed Securities  1,084,298         1,560,950
                                       ----------         ---------
  Total Income                          1,174,630         1,749,357


    EXPENSES:
- ---------------------
Professional Fees                          71,230            70,545
Other Expenses                              1,912               856
                                       ----------          --------
    Total Expenses                         73,142            71,401
                                       ----------         ---------
INCOME BEFORE INCOME TAXES              1,101,488         1,677,956

Income Tax Expense - Federal              262,000           585,858
                                       ----------         ---------
   NET INCOME                        $    839,488       $ 1,092,098
                                      ===========       ===========

Net Income Per Common Share (based on
Net Income Less Preferred Stock Dividends
Paid and Accrued)                    $      4,673       $     9,356
                                     ============       ===========

Weighted Average Common Share
 Outstanding                                   60                 60
                                     ============       ============


Three months ended February 28, 1993 has been restated for the adoption of FAS Statement 109.

See accompanying notes to financial statements.

Dollar Finance, Inc.
Statement of Changes in Equity Capital


                   PREFERRED STOCK                    COMMON STOCK                           TREASURY STOCK
            ================================    ===============================              ===============
                                Additional                        Additional
                                  Paid-In                           Paid-In     Retained
            Shares     Amount     Capital      Shares   Amount    Capital       Earnings    Shares    Amount        Total
            ------     ------    ----------    ------   ------    ----------    ---------   ------    ------        -----
Balance at
11/30/92    750      $750,000   $74,250,000    100       $100   $59,385,484   $14.451,391    (40)  $(30,000,000)  $118,836,975

Net Income                                                                      1,092,098                            1,092,098

Preferred Stock
Dividends ($707.68
per Share)                                                                       (530,763)                            (530,763)
           ------    --------   -----------    ---       ----   -----------   -----------    ----   ------------  -------------
Balance at
2/28/93     750      $750,000   $74,250,000    100       $l00   $59,385,484   $15,012,726    (40)  $(30,000,000)  $119,398,310
            ===      ========   ===========    ===       ====   ===========   ===========    ====  =============  ============

Balance at
11/30/93    750      $750,000   $74,250,000    100       $100   $59,385,484   $18,366,727    (40)  $(30,000,000)  $122,752,311

Net Income                                                                        839,488                              839,488

Preferred Stock
Dividends ($745.45
per Share)                                                                       (559,085)                            (559,085)

Unrealized Gain on Securities
Available for Sale Net of Federal
Income Tax                                                                        260,164                              260,164
           ------   --------    -----------     ---       ----   -----------   -----------    ----   ------------   ------------
Balance at
2/28/94    750      $750,000    $74,250,000     100       $l00   $59,385,484  $18,907,294     (40)  $(30,000,000)  $123,292,878
           ===      ========    ===========     ===       ====   ===========  ===========     ====  =============  ============

Prior year restated for the adoption of FAS Statement 109.

See accompanying notes to financial statements.



Dollar Finance, Inc.
Statements of Cash Flows


                                      Three Months       Three Months
                                          Ended             Ended
                                      Feb. 28, 1994      Feb. 28, 1993
                                      ------------       -------------

OPERATING ACTIVITIES

Net Income                            $    839,488       $  1,092,098
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
   Amortization of Discounts &
   Premiums on Investment Securities       483,585            (51,926)
   (Increase)/Decrease in
      Interest Receivable                  (73,370)           127,003
   Increase in Income Taxes Payable        447,001            585,858
                                      ------------       ------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                            1,696,704          1,753,033


INVESTING ACTIVITIES

Proceeds from Sales of Investment
 Securities and Other Principal
 Payments                                9,917,008          11,002,005
Decrease in Security Receivable            479,137             210,417
                                       -----------          ----------
NET CASH PROVIDED BY
  INVESTING ACTIVITIES                  10,396,145          11,212,422


FINANCING ACTIVITIES

Cash Dividends Paid on Preferred Stock    (629,460)           (583,921)
                                        -----------         -----------
NET CASH USED BY FINANCING ACTIVITIES     (629,460)           (583,921)

                                        -----------           -----------
  INCREASE IN CASH AND CASH
   EQUIVALENTS                          11,463,389          12,381,534

Cash and Cash Equivalents at
   Beginning of Year                     6,301,470            16,248,015
                                       -----------            -----------
CASH AND CASH EQUIVALENTS
 AT END OF THREE MONTH PERIOD          $17,764,859           $28,629,549
                                       ===========           ===========



The three months ended February 28, 1993 have been restated for the adoption of FAS Statement 109.

See accompanying notes to financial statements.

[TEXT]
Dollar Finance, Inc.
Notes to Financial Statements



1.  Summary of Significant Accounting Policies
     -----------------------------------------

The accounting and reporting policies and practices of Dollar Finance, Inc., a wholly owned subsidiary of Dollar Bank, a federal savings bank (Dollar
Bank), follow generally accepted accounting principles. The major reporting policies and practices are summarized below.

    Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents presented within the Statement of Cash Flows include cash and short-term investments with original maturities of less than 90 days.

     Required Assets
     ---------------

Required assets may include cash, FNMA certificates, FHLMC certificates, GNMA certificates, certain short-term money market instruments, U.S. Treasury securities and other securities not adversely affecting the current rating on the shares of Market Auction Preferred Stock ("MAPS") by Moody's and Standard & Poors.

     Money Market Investments
     ------------------------

Commercial paper is valued at cost, which is calculated as par value less interest receivable at maturity. Cost closely approximates market value due to the short-term nature of these instruments. Certificates of deposit and other time deposits are recorded at their purchase price.

     Investment Securities
     ---------------------

Investment securities consist of mortgage-backed securities which include FNMA pass-through certificates, FHLMC participation certificates and GNMA modified pass-through certificates. These instruments are stated at market value if classified as available for sale, or cost, adjusted for amortization of premiums and accretion of discounts if held to maturity. Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Payments on mortgage-backed securities are received monthly and are applied accordingly to interest income and principal reduction. Transactions involving mortgage-backed securities are accounted for on the identified certificate basis.

     Accrued Interest Receivable
     ----------------------------

Income to be received from interest payments on money market investments and investment securities is accrued on a monthly basis.

     Accrued Preferred Stock Dividends
     ---------------------------------

Cash dividends on the shares of MAPS outstanding are accrued on a monthly basis and charged against retained earnings at the current applicable annual dividend rate determined through auction procedures.

     Net Income Per Common Share
     ---------------------------

Net income per common share is calculated by dividing (a) net income less preferred stock dividends paid and accrued by (b) the weighted average number of common shares outstanding during the period.


2.  Accounting Changes
    ------------------

In February 1992, the Financial Accounting Standards Board issued Statement No. 109 "Accounting for Income Taxes." Dollar Finance adopted the provisions of the standard retroactive to 12/1/89 and restated subsequent financial statements including those presented herein.

Under Statement No 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statement and tax returns and were measured at the tax rate in effect in the year the differences originated.

In May 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As permitted under the Statement, Dollar Finance has elected to adopt the provisions of the new standard as of November 30, 1993. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The effect as of February 28, 1994 of applying Statement No. 115 increased shareholders' equity by $260,164 to reflect the net unrealized gain on securities classified as available-for-sale and previously carried at lower of cost or market.


The following is a comparison of book value to market value of short-term investments and investment securities at February 28,
1994:

                                                                                                   Amount at
                                                                                                  Which Issue
                                 No.       Principal                                               is Carried
Title of Each Issue and          of        Amount of        Cost of        Market Value at      on the Statement
Name of Issuer:                Units       Each Issue      Each Issue     February 28, 1994      of Condition
- -----------------------        -----       ----------      -----------    -----------------     -----------------
Time Deposits:
- --------------
Harris Trust Euro               4           17,710,500      17,710,500      17,710,500            17,710,500
                              ----        ------------    ------------    ------------          ------------
Total Time Deposits             4         $ 17,710,500    $ 17,710,500    $ 17,710,500          $ 17,710,500
                                                                                                ============

Mortgage-Backed Securities:
- --------------------------
FNMA Certificates              11         $  9,436,961    $  9,526,824    $  9,739,852          $  9,739,852
FHLMC Certificates             33          103,376,666     104,254,239     106,543,646           106,543,646
                              ----        ------------    ------------    ------------          ------------
Total Mortgage-
  Backed Securities            44         $112,813,627    $113,781,063    $116,283,498          $116,283,498
                                                                                                ============




The following is a comparison of book value to market value of short-term investments and investment securities at November 30,
1993:

                                                                                                   Amount at
                                                                                                  Which Issue
                                 No.       Principal                                               is Carried
Title of Each Issue and          of        Amount of        Cost of        Market Value at      on the Statement
Name of Issuer:                Units       Each Issue      Each Issue     November 30, 1993      of Condition
- -----------------------        -----       ----------      -----------    -----------------     -----------------
Time Deposits:
- --------------
Harris Trust Euro               3         $  6,236,900    $  6,236,900    $  6,236,900          $  6,236,900
                              ----        ------------    ------------    ------------          ------------
Total Time Deposits             3         $  6,236,900    $  6,236,900    $  6,236,900          $  6,236,900
                                                                                                ============

Mortgage-Backed Securities:
- --------------------------
FNMA Certificates              11         $ 10,917,718    $ 11,020,420    $ 11,208,262          $ 11,208,262
FHLMC Certificates             33          111,986,358     113,545,389     115,215,665           115,215,665
                              ----        ------------    ------------    ------------          ------------
Total Mortgage-
  Backed Securities            44         $122,904,076    $124,565,809    $126,423,927          $126,423,927
                                                                                                ============





3.  Capitalization
    ---------------

On March 28, 1985, Dollar Bank purchased all of the 100 authorized shares of Registrant's $l.00 par value common stock for $10,000 in cash. Additional capital contributions from Dollar Bank consisted of a $75,000 cash contribution on May 13, 1985 and a required asset contribution of approximately $59,300,000 on May 23, 1985. The proceeds from these contributions above the total par value were credited to Additional Paid-in Capital from Common Stock. On May 28, 1985, Registrant issued 750 shares of MAPS at a purchase price of $100,000 per share. One thousand dollars per share of the MAPS proceeds were credited to Registrant's Preferred Stock account with the balance, net of underwriting costs, being credited to Additional Paid-In Capital from Preferred Stock.


4.  Common Stock and Dividend Restriction
    -------------------------------------

Dollar Bank owns all 60 shares of Registrant's outstanding common stock. No dividends may be paid on the common shares unless Registrant would have retained earnings of at least $7,500,000 immediately after the payment of such dividends. The common stock ranks junior to the MAPS with respect to payment of dividends on liquidation or dissolution.


5.  Market Auction Preferred Stock ("MAPS")
    ---------------------------------------

    Description of MAPS
    -------------------

The shares of MAPS have a liquidation preference of $100,000 per share plus accrued and unpaid dividends. The MAPS shares are not convertible into shares of common stock and have no pre-emptive rights. The holders of MAPS are entitled to receive cumulative cash dividends on the business day following the conclusion of each dividend period, generally consisting of 49 days. The applicable dividend rate per share for each dividend period is determined through auction procedures.

Dividends were distributed to holders of MAPS shares during the current quarter on December 29, 1993 at an annual per share rate of 3.090% and February 16, 1994 at an annual per share rate of 2.950%. Dividends on MAPS share are currently being accrued at an annual rate of 2.850% per share and will be paid on April 6, 1994.

The maximum applicable rate that results from an auction will not be greater than 110%, or under certain circumstances, 125% of the 60-day "AA" Composite Commercial Paper Rate in effect on the auction date.

The MAPS shares are subject to mandatory redemption if (l) the required asset coverage is not met or restored as required or (2) any portion of the dividend payments on MAPS during a calendar year constitutes a return of capital for federal income tax purposes.

Registrant has the option of redeeming the MAPS shares on any dividend payment date, in whole or in part, at the applicable per share amounts previously noted, plus an amount equal to accrued and unpaid dividends to the redemption date.

The holders of shares of MAPS have no voting rights except during a period that (l) the required asset coverage is not maintained or restored as required, (2) the aggregate amount of dividends in arrears on a dividend payment date is equal to or greater than the amount of dividends accrued during the dividend period preceding such payment date, or if (3) Registrant has not redeemed MAPS shares when required. Holders of shares of MAPS have had no voting rights during the reporting period or during any prior period.

     Required Asset Coverage
     -----------------------

As of each Evaluation date (approximately every 25 days), Registrant must have required assets with a market value in excess of the product of (a) $100,000; and (b) the number of MAPS shares then outstanding. Registrant is obligated to maintain or restore the number of MAPS shares necessary to maintain required asset coverage as of each Evaluation date. Registrant has maintained required asset coverage throughout the three months ended February 28, 1994 and for all prior periods.

     Dividend Coverage
     -----------------

As of each Evaluation date, the aggregate adjusted value of Registrant's U.S. Treasury securities and short-term money market instruments maturing before the next dividend payment date and cash must at least equal the dividend coverage amount for 49 days of dividends at the applicable dividend rate then in effect. Registrant has maintained adequate dividend coverage throughout the three months ended February 28, 1994 and for all prior periods.


6.  Income Taxes
    -------------

In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes." The Registrant adopted the provisions of the standard in its November 30, 1993 fiscal year retroactive to 12/1/89 and restated subsequent financial statements including the three month period ended February 28, 1993. The effect of adopting Statement 109 was to decrease net income for the three month period ended February 28, 1993 by $170,358.

The Registrant is included in the consolidated federal income tax return of Dollar Bank. Statement 109 specifies that the amount of current and deferred tax expense for a group that files a consolidated tax return should be allocated among the members of the group. The policy of the consolidated group is to allocate its current and deferred taxes as if each member of the group were a separate taxpayer not included in a consolidated tax return.

The provision for income taxes consists of the Registrant's net income before taxes and intercompany securities gains at the statutory federal income tax rates. The resulting tax expense is recorded on the Registrant's Statement of Condition as intercompany payables to the Registrant's parent corporation, Dollar Bank, net of amounts previously paid to the parent. There is no schedule for repayment of the balance of the intercompany payable as of the end of the three month period ended February 28, 1994.

The deferred tax liability as of February 28, 1994 and November 30, 1993 of $1,000,974 and $827,533, respectively, represents the taxes to be paid in future years on the temporary difference between the financial statement and tax return values of investment securities available for sale. For financial statement purposes these investment securities have been recorded at market value per FASB Statement No. 115 while for tax purposes they are carried at net book value. The deferred tax liability reflected in fiscal 1993 is not included in the total tax provision for the year since, in accordance with Statement 115 it is properly reflected as a component of equity capital, and consequently has no impact on net income for the year.

Dollar Finance, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
- ---------------------

For the three month period ended February 28, 1994, Dollar Finance, Inc. ("Registrant") reported net income of $839,488. Net income per share for the same period was $4,673 after deducting dividends on the shares of Market Auction Preferred Stock ("MAPS"). Net income for the three month period ended February 28, 1993, was $1,092,098 or $9,356 per share after deducting MAPS dividends. Operating income has consisted of interest earned on required assets, which have included mortgage-backed securities, and short-term investments.

Principal reduction on mortgage-backed securities tends to lower the interest income recognized on these instruments over time, but the Registrant has been actively investing the monthly principal and interest payments in high-grade short-term instruments which provide liquidity, along with rates of return sufficient to produce an excess of the required asset value over the aggregate redemption price of the MAPS shares.

Retained earnings of Registrant were reduced during the current quarter by the amount of MAPS dividends paid on December 29, 1993 and February 16, 1994 and by the amount accrued through February 28, payable on April 6, 1994.

During 1993, Registrant changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years through 1990 have been restated.

Retained earnings has been restated to reflect the cumulative effect of the change in accounting for income taxes as a result of retroactively applying FASB Statement No. 109 to 12/1/89. Since the earliest year restated is not included in the financial statement presentation, the cumulative effect, determined as of the beginning of the first year being presented, is included in the beginning balance of retained earnings.

The Company also adopted FASB Statement 115 during the fiscal year ended November 30, 1993. Retained earnings for the three month period ended February 28, 1994 was increased by $260,164 for the impact of applying FASB Statement No. 115, which requires that the unrealized gains (losses) on investment securities available for sale be recognized as a separate component of capital. This net unrealized gain is shown net of deferred federal income taxes.

The deferred tax liability represents the taxes to be paid in future years on the temporary difference between the financial statement and tax return values of investment securities available for sale as of February 28, 1994 and November 30, 1993. For financial statement purposes these investment securities have been recorded at market value per FASB Statement No. 115 while for tax purposes they are carried at net book value. The deferred tax liability is not included in the total tax provision for the year since, in accordance with Statement 115 it is properly reflected as a component of equity capital, and consequently has no impact on net income for the year.



Management expects the yield recognized on the required assets of Registrant to continue to exceed the applicable dividend rate on MAPS dividends.

Liquidity
- ---------

The principal sources of short-term liquidity are principal and interest generated from the investment in Registrant's short-term assets and mortgage-backed securities. The Registrant also manages its liquidity position by maintaining adequate levels of liquid assets, such as time deposits and securities available for sale. Additional liquidity is available through the Registrant's ability to incur, under certain limited circumstances, secured and unsecured indebtedness for borrowed money of an aggregate amount not exceeding $5,000,000 and to incur additional indebtedness in the form of reverse repurchase agreements.

Registrant possesses dividend coverage assets consisting of short-term investments with remaining maturities not in excess of the number of days until the next MAPS dividend payment, and cash. As of each evaluation date, Registrant will calculate the aggregate adjusted value of its dividend coverage assets to assure that this value is at least equal to the required dividend coverage amount. Registrant is required to maintain required assets with a market value in excess of the product of the current liquidation value per share and the number of MAPS shares outstanding. This requirement provides long-term liquidity necessary for any future redemption of MAPS shares.

The Registrant does not anticipate that recent changes in tax legislation will have any material impact on its liquidity position.

PART II - OTHER INFORMATION:
___________________________


Item 6 - Exhibits and Reports on Form 8-K:
_________________________________________

     a.  Exhibits  -  none

     b.  No reports on Form 8-K were filed in the quarter ended
         February 28, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DOLLAR FINANCE, INC.
                                          (Registrant)





Date:  April 14, 1994                  /s/ Robert P. Oeler
                                        _____________________________
                                        Robert P. Oeler
                                        President



Date:  April 14, 1994                   /s/ Thomas A. Kobus
                                        _____________________________
                                        Thomas A. Kobus
                                        Treasurer