Form 10-Q
period 1994-05-31
DOLLAR FINANCE INC
filed 1994-07-14
CIK 765878

July 14, 1994




OFIS Filer Support
Mail Stop 0-7
SEC Operations Center
6432 General Green Way
Alexandria, VA  22312-2413



RE:  Form 10-Q
     Dollar Finance, Inc.


Gentlemen:

In compliance with filing requirements, Dollar Finance, Inc. is electronically submitting Form 10-Q for the quarter ending May
31, 1994.

I can be reached at (412) 261-8166 if there is a problem receiving this transmission.


                                 Very truly yours,


                                 Thomas A. Kobus
                                 Treasurer

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                           Commission File No:
      May 31, 1994                                      2-96733

                            DOLLAR FINANCE, INC.
           (Exact name of Registrant as specified in its charter)


            Delaware                           51-0284188
(State or Other Jurisdiction of  (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                         1105 North Market Street
                                  Box 8985
                         Wilmington, Delaware  19899
            (Address of principal executive offices with zip code)


  Registrant's telephone number, including area code:  (302) 427-7650


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



              Class                     Outstanding at July 14, 1994
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
     __________

Dollar Finance, Inc.
Statements of Condition

                                      May 31, 1994       Nov. 30, 1993
                                       (Unaudited)         *(Note)
                                      ------------       -------------
          ASSETS:
- - -------------------------
Cash                                   $     90,997      $      64,570
Time Deposits                             6,750,000          6,236,900
US Treasury Securities                   18,155,059                  0
                                       ------------      -------------
  Total Cash and Cash Equivalents        24,996,056          6,301,470

Mortgage-Backed Securities              108,354,258        126,423,927

Accrued Interest Receivable                 918,244            875,263
Security Receivable                       2,165,143          2,075,809
                                       ------------        -----------
         Total Assets                  $136,433,701       $135,676,469
                                       ============       ============

       LIABILITIES:
- - ---------------------------
Accrued Preferred Stock Dividends      $     43,750       $    141,625
Income Taxes Payable - Dollar Bank       12,858,961         11,955,000
Deferred Income Taxes                       586,272            827,533
                                       ------------        -----------
      Total Liabilities                  13,488,983         12,924,158


       EQUITY CAPITAL:
- - ----------------------------
Preferred Stock (No par value, 750 shares
 authorized, 750 shares issued and
 outstanding, liquidation value per share,
 $100,000)                                  750,000            750,000
Common Stock ($1.00 par value, 100 shares
 authorized and 100 shares issued)              100                100
Additional Paid-In Capital/
  Preferred Stock                        74,250,000         74,250,000
Additional Paid-In Capital/Common Stock  59,385,484         59,385,484
Retained Earnings                        18,559,134         18,366,727
                                         ----------         ----------
                                        152,944,718        152,752,311

Treasury Stock at Cost (40 shares at
 May 31, 1994 and at November 30,
 1993                                   (30,000,000)       (30,000,000)
                                        ------------       ------------
   Total Equity Capital                 122,944,718        122,752,311
                                       ------------        ------------
   Total Liability & Equity Capital    $136,433,701       $135,676,469
                                       ============       ============


* Note: The Statement of Condition at November 30, 1993 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.

Dollar Finance, Inc.
Statements of Earnings (Unaudited)

                                        6 Months           6 Months
                                          Ended              Ended
                                         5/31/94            5/31/93
                                        --------            -------
     INCOME:
- - ----------------------
Short Term Investments:

Interest on Commercial Paper           $        0        $    4,828
Interest on Time Deposits                 154,481           259,194
Interest on U.S. Treasury Securities      120,867                 0
                                       ----------        ----------
Short Term Investments                    275,348           264,022

Investment Securities:
- - ----------------------
Interest on Mortgage-Backed Securities  2,370,584         3,370,379
                                       ----------         ---------
  Total Income                          2,645,932         3,634,401


    EXPENSES:
- - ---------------------
Professional Fees                         139,926           138,891
Other Expenses                              4,730             2,004
                                       ----------          --------
    Total Expenses                        144,656           140,895
                                       ----------         ---------
INCOME BEFORE INCOME TAXES              2,501,276         3,493,506

Income Tax Expense - Federal              875,447         1,219,758
                                       ----------         ---------
   NET INCOME                        $  1,625,829       $ 2,273,748
                                      ===========       ===========

Net Income Per Common Share (based on
Net Income Less Preferred Stock Dividends
Paid and Accrued)                    $      8,352       $    20,713
                                     ============       ===========

Weighted Average Common Share
 Outstanding                                   60                 60
                                     ============       ============


Six months ended May 31, 1993 has been restated for the adoption of FAS Statement 109, Accounting for Income Taxes.

See accompanying notes to financial statements.

Dollar Finance, Inc.
Statement of Changes in Equity Capital


                   PREFERRED STOCK                    COMMON STOCK                           TREASURY STOCK
            ================================    ===============================              ===============
                                Additional                        Additional
                                  Paid-In                           Paid-In     Retained
            Shares     Amount     Capital      Shares   Amount    Capital       Earnings    Shares    Amount        Total
            ------     ------    ----------    ------   ------    ----------    ---------   ------    ------        -----
Balance at
11/30/92    750      $750,000   $74,250,000    100       $100   $59,385,484   $14,451,391    (40)  $(30,000,000)  $118,836,975

Net Income                                                                      2,273,748                            2,273,748

Preferred Stock
Dividends ($1,374.59
per Share)                                                                     (1,030,941)                          (1,030,941)
           ------    --------   -----------    ---       ----   -----------   -----------    ----   ------------  -------------
Balance at
5/31/93     750      $750,000   $74,250,000    100       $l00   $59,385,484   $15,694,198    (40)  $(30,000,000)  $120,079,782
            ===      ========   ===========    ===       ====   ===========   ===========    ====  =============  ============

Balance at
11/30/93    750      $750,000   $74,250,000    100       $100   $59,385,484   $18,366,727    (40)  $(30,000,000)  $122,752,311

Net Income                                                                      1,625,829                            1,625,829

Preferred Stock
Dividends ($1,499.59
per Share)                                                                     (1,124,693)                          (1,124,693)

Unrealized Loss on Securities
Available for Sale Net of Federal
Income Tax                                                                       (308,729)                            (308,729)
           ------   --------    -----------     ---       ----   -----------   -----------    ----   ------------   ------------
Balance at
5/31/94    750      $750,000    $74,250,000     100       $l00   $59,385,484  $18,559,134     (40)  $(30,000,000)  $122,944,718
           ===      ========    ===========     ===       ====   ===========  ===========     ====  =============  ============

Prior year restated for the adoption of FAS Statement 109.

See accompanying notes to financial statements.



Dollar Finance, Inc.
Statements of Cash Flows


                                       Six Months         Six Months
                                          Ended             Ended
                                      May 31, 1994       May 31, 1993
                                      ------------       -------------

OPERATING ACTIVITIES

Net Income                            $  1,625,829       $  2,273,748
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
   Amortization of Discounts &
   Premiums on Investment Securities       722,086            (67,849)
   (Increase)/Decrease in Interest
          Receivable                       (42,981)            57,599
   Increase in Income Taxes Payable        662,700            684,758
                                      ------------       ------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                            2,967,634          2,948,256


INVESTING ACTIVITIES

Proceeds from Sales of Investment
 Securities and Other Principal
 Payments                               17,038,854          39,747,508
Purchases of Investment Securities               0         (56,208,961)
(Increase) Decrease in
 Security Receivable                       (89,334)            255,606
                                       -----------          ----------
NET CASH PROVIDED/(USED) BY
  INVESTING ACTIVITIES                  16,949,520         (16,205,847)


FINANCING ACTIVITIES

Cash Dividends Paid on Preferred Stock  (1,222,568)         (1,101,382)
                                        -----------         -----------
NET CASH USED BY FINANCING ACTIVITIES   (1,222,568)         (1,101,382)

                                        -----------         -----------
  INCREASE/(DECREASE) IN CASH
   AND CASH EQUIVALENTS                 18,694,586         (14,358,973)

Cash and Cash Equivalents at
   Beginning of Year                     6,301,470          16,248,015
                                       -----------          -----------
CASH AND CASH EQUIVALENTS
 AT END OF SIX MONTH PERIOD            $24,996,056         $ 1,889,042
                                       ===========         ===========



The six months ended May 31, 1993 have been restated for the adoption of FAS Statement 109, Accounting for Income Taxes.

See accompanying notes to financial statements.

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

     Money Market and U.S. Treasury Securities Investments
     ------------------------------------------------------

Commercial paper and U.S. Treasury Securities are valued at cost, which is calculated as par value less interest receivable at maturity. Cost closely approximates market value due to the short-term nature of these instruments. Certificates of deposit and other time deposits are recorded at their purchase price.

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

In May 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As permitted under the Statement, Dollar Finance elected to adopt the provisions of the new standard as of November 30, 1993. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The effect as of November 30, 1993, of applying Statement No. 115 increased shareholders' equity by $1,241,299 to reflect the net unrealized gain on securities classified as available-for-sale and previously carried at lower of cost or market. For the six month period ending May 31, 1994, the effect of applying Statement No. 115 decreased shareholders' equity by $308,729 to reflect the change in market value of securities classified as available for sale.

The following is a comparison of book value to market value of short-term investments and investment securities at May 31, 1994:

                                                                                                   Amount at
                                                                                                  Which Issue
                                 No.       Principal                                               is Carried
Title of Each Issue and          of        Amount of        Cost of        Market Value at      on the Statement
Name of Issuer:                Units       Each Issue      Each Issue        May 31, 1994         of Condition
- - -----------------------        -----       ----------      -----------    -----------------     -----------------
Time Deposits:
- - --------------
Harris Trust Euro               1            6,750,000       6,750,000       6,750,000             6,750,000
                              ----        ------------    ------------    ------------          ------------
Total Time Deposits             1         $  6,750,000    $  6,750,000    $  6,750,000          $  6,750,000


U.S. Treasury Securities:
- - -------------------------
U.S. Treasury Bills             1           18,220,000      18,155,059      18,151,311            18,155,059
                              ----        ------------    ------------    ------------          ------------
Total U.S. Tresury Securities   1         $ 18,220,000    $ 18,155,059    $ 18,151,311          $ 18,155,059
                                                                                                ============

Mortgage-Backed Securities:
- - --------------------------
FNMA Certificates              11         $  8,938,176    $  9,018,691    $  9,067,562          $  9,067,562
FHLMC Certificates             33           97,168,306      97,816,725      99,286,696            99,286,696
                              ----        ------------    ------------    ------------          ------------
Total Mortgage-
  Backed Securities            44         $106,106,482    $106,835,416    $108,354,258          $108,354,258
                                                                                                ============



The following is a comparison of book value to market value of short-term investments and investment securities at November 30,
1993:

                                                                                                   Amount at
                                                                                                  Which Issue
                                 No.       Principal                                               is Carried
Title of Each Issue and          of        Amount of        Cost of        Market Value at      on the Statement
Name of Issuer:                Units       Each Issue      Each Issue     November 30, 1993      of Condition
- - -----------------------        -----       ----------      -----------    -----------------     -----------------
Time Deposits:
- - --------------
Harris Trust Euro               3         $  6,236,900    $  6,236,900    $  6,236,900          $  6,236,900
                              ----        ------------    ------------    ------------          ------------
Total Time Deposits             3         $  6,236,900    $  6,236,900    $  6,236,900          $  6,236,900
                                                                                                ============

Mortgage-Backed Securities:
- - --------------------------
FNMA Certificates              11         $ 10,917,718    $ 11,020,420    $ 11,208,262          $ 11,208,262
FHLMC Certificates             33          111,986,358     113,545,389     115,215,665           115,215,665
                              ----        ------------    ------------    ------------          ------------
Total Mortgage-
  Backed Securities            44         $122,904,076    $124,565,809    $126,423,927          $126,423,927
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

Dividends were distributed to holders of MAPS shares during the current quarter on April 6, 1994 at an annual per share rate of 2.960% and May 25, 1994 at an annual per share rate of 2.850%. Dividends on MAPS share are currently being accrued at an annual rate of 3.50% per share and will be paid on July 13, 1994.

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

     Required Asset Coverage
     -----------------------

As of each Evaluation date (approximately every 25 days), Registrant must have required assets with a market value in excess of the product of (a) $100,000; and (b) the number of MAPS shares then outstanding. Registrant is obligated to maintain or restore the number of MAPS shares necessary to maintain required asset coverage as of each Evaluation date. Registrant has maintained required asset coverage throughout the six months ended May 31, 1994 and for all prior periods.

     Dividend Coverage
     -----------------

As of each Evaluation date, the aggregate adjusted value of Registrant's U.S. Treasury securities and short-term money market instruments maturing before the next dividend payment date and cash must at least equal the dividend coverage amount for 49 days of dividends at the applicable dividend rate then in effect. Registrant has maintained adequate dividend coverage throughout the six months ended May 31, 1994 and for all prior periods.


6.  Income Taxes
    -------------

In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes." The Registrant adopted the provisions of the standard in its November 30, 1993 fiscal year retroactive to 12/1/89 and restated subsequent financial statements including the six month period ended May 31, 1993. The effect of adopting Statement 109 was to decrease net income for the six month period ended May 31, 1993 by $507,758.

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

The provision for income taxes consists of the Registrant's net income before taxes and intercompany securities gains at the statutory federal income tax rates. The resulting tax expense is recorded on the Registrant's Statement of Condition as intercompany payables to the Registrant's parent corporation, Dollar Bank, net of amounts previously paid to the parent. There is no schedule for repayment of the balance of the intercompany payable as of the end of the six month period ended May 31, 1994.

The deferred tax liability as of May 31, 1994 and November 30, 1993 of $586,272 and $827,533, respectively, represents the taxes to be paid in future years on the temporary difference between the financial statement and tax return values of investment securities available for sale. For financial statement purposes these investment securities have been recorded at market value per FASB Statement No. 115 while for tax purposes they are carried at net book value. The deferred tax liability reflected in fiscal 1993 is not included in the total tax provision for the year since, in accordance with Statement 115 it is properly reflected as a component of equity capital, and consequently has no impact on net income for the year.

Dollar Finance, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
- - ---------------------

For the six month period ended May 31, 1994, Dollar Finance, Inc. ("Registrant") reported net income of $1,625,829. Net income per share for the same period was $8,352 after deducting dividends on the shares of Market Auction Preferred Stock ("MAPS"). Net income for the six month period ended May 31, 1993, was $2,273,748 or $20,713 per share after deducting MAPS dividends. Operating income has consisted of interest earned on required assets, which have included mortgage-backed securities, and short-term investments.

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

Retained earnings of Registrant were reduced during the current quarter by the amount of MAPS dividends paid on April 6, 1994 and May 25, 1994 and by the amount accrued through May 31, payable on July 13, 1994.

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

The Company also adopted FASB Statement 115 during the fiscal year ended November 30, 1993. Retained earnings for the six month period ended May 31, 1994 was decreased by $308,729 for the impact of applying FASB Statement No. 115, which requires that the unrealized gains (losses) on investment securities available for sale be recognized as a separate component of capital. This net unrealized loss is shown net of deferred federal income taxes.

The deferred tax liability represents the taxes to be paid in future years on the temporary difference between the financial statement and tax return values of investment securities available for sale as of May 31, 1994 and November 30, 1993. For financial statement purposes these investment securities have been recorded at market value per FASB Statement No. 115 while for tax purposes they are carried at net book value. The deferred tax liability is not included in the total tax provision for the year since, in accordance with Statement 115 it is properly reflected as a component of equity capital, and consequently has no impact on net income for the year.

Management expects the yield recognized on the required assets of Registrant to continue to exceed the applicable dividend rate on MAPS dividends.

Liquidity
- - ---------

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

PART II - OTHER INFORMATION:
___________________________


Item 6 - Exhibits and Reports on Form 8-K:
_________________________________________

     a.  Exhibits  -  none

     b.  No reports on Form 8-K were filed in the quarter ended
         May 31, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DOLLAR FINANCE, INC.
                                          (Registrant)





Date:  July 14, 1994                    /s/ Robert P. Oeler
                                        _____________________________
                                        Robert P. Oeler
                                        President



Date:  July 14, 1994                    /s/ Thomas A. Kobus
                                        _____________________________
                                        Thomas A. Kobus
                                        Treasurer