Form 10-Q
period 1994-08-31
DOLLAR FINANCE INC
filed 1994-10-14
CIK 765878

October 14, 1994




OFIS Filer Support
Mail Stop 0-7
SEC Operations Center
6432 General Green Way
Alexandria, VA  22312-2413



RE:  Form 10-Q
     Dollar Finance, Inc.


Gentlemen:

In compliance with filing requirements, Dollar Finance, Inc. is electronically submitting Form 10-Q for the quarter ending
August 31, 1994.

I can be reached at (412) 261-8166 if there is a problem receiving this transmission.


                                 Very truly yours,


                                 Thomas A. Kobus
                                 Treasurer

                  SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                             FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

    Quarter Ended:                           Commission File No:
   August 31, 1994                                      2-96733

                          DOLLAR FINANCE, INC.
           (Exact name of Registrant as specified in its charter)


            Delaware                           51-0284188
(State or Other Jurisdiction of  (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                    1105 North Market Street
                             Box 8985
                  Wilmington, Delaware  19899
            (Address of principal executive offices with zip code)


  Registrant's telephone number, including area code:  (302) 427-7650


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



              Class                     Outstanding at October 14, 1994
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
     __________

Dollar Finance, Inc.
Statements of Condition

                                     Aug. 31, 1994       Nov. 30, 1993
                                       (Unaudited)         *(Note)
                                      ------------       -------------
          ASSETS:
- - -------------------------
Cash                                   $    396,805      $      64,570
Time Deposits                             8,742,000          6,236,900
                                       ------------      -------------
  Total Cash and Cash Equivalents         9,138,805          6,301,470

Mortgage-Backed Securities              125,453,945        126,423,927

Accrued Interest Receivable               1,097,377            875,263
Security Receivable                       1,637,737          2,075,809
                                       ------------        -----------
         Total Assets                  $137,327,864       $135,676,469
                                       ============       ============

       LIABILITIES:
- - ---------------------------
Accrued Preferred Stock Dividends      $    363,500       $    141,625
Income Taxes Payable - Dollar Bank       13,386,541         11,955,000
Deferred Income Taxes                       468,306            827,533
                                       ------------        -----------
      Total Liabilities                  14,218,347         12,924,158


       EQUITY CAPITAL:
- - ----------------------------
Preferred Stock (No par value, 750 shares
 authorized, 750 shares issued and
 outstanding, liquidation value per share,
 $100,000)                                  750,000            750,000
Common Stock ($1.00 par value, 100 shares
 authorized and 100 shares issued)              100                100
Additional Paid-In Capital/
  Preferred Stock                        74,250,000         74,250,000
Additional Paid-In Capital/Common Stock  59,385,484         59,385,484
Retained Earnings                        18,723,933         18,366,727
                                         ----------         ----------
                                        153,109,517        152,752,311

Treasury Stock at Cost (40 shares at
 August 31, 1994 and at November 30,
 1993                                   (30,000,000)       (30,000,000)
                                        ------------       ------------
   Total Equity Capital                 123,109,517        122,752,311
                                       ------------        ------------
   Total Liability & Equity Capital    $137,327,864       $135,676,469
                                       ============       ============


* Note: The Statement of Condition at November 30, 1993 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.

Dollar Finance, Inc.
Statements of Earnings (Unaudited)

                                        9 Months           9 Months
                                          Ended              Ended
                                         8/31/94            8/31/93
                                        --------            -------
     INCOME:
- - ----------------------
Short Term Investments:

Interest on Commercial Paper           $        0        $    4,828
Interest on Time Deposits                 254,223           306,025
Interest on U.S. Treasury Securities      185,807                 0
                                       ----------        ----------
Short Term Investments                    440,030           310,853

Investment Securities:
- - ----------------------
Interest on Mortgage-Backed Securities  3,828,584         5,099,409
                                       ----------         ---------
  Total Income                          4,268,614         5,410,262


    EXPENSES:
- - ---------------------
Professional Fees                         183,615           203,936
Other Expenses                              6,306             2,451
                                       ----------          --------
    Total Expenses                        189,921           206,387
                                       ----------         ---------
INCOME BEFORE INCOME TAXES              4,078,693         5,203,875

Income Tax Expense - Federal            l,427,543         1,816,933
                                       ----------         ---------
   NET INCOME                        $  2,651,150       $ 3,386,942
                                      ===========       ===========

Net Income Per Common Share (based on
Net Income Less Preferred Stock Dividends
Paid and Accrued)                    $     14,226       $    30,668
                                     ============       ===========

Weighted Average Common Share
 Outstanding                                   60                 60
                                     ============       ============


Nine months ended August 31, 1993 has been restated for the adoption of FAS Statement 109, Accounting for Income Taxes.

See accompanying notes to financial statements.

Dollar Finance, Inc.
Statement of Changes in Equity Capital


                   PREFERRED STOCK                    COMMON STOCK                           TREASURY STOCK
            ================================    ===============================              ===============
                                Additional                        Additional
                                  Paid-In                           Paid-In     Retained
            Shares     Amount     Capital      Shares   Amount    Capital       Earnings    Shares    Amount        Total
            ------     ------    ----------    ------   ------    ----------    ---------   ------    ------        -----
Balance at
11/30/92    750      $750,000   $74,250,000    100       $100   $59,385,484   $14,451,391    (40)  $(30,000,000)  $118,836,975

Net Income                                                                      3,386,942                            3,386,942

Preferred Stock
Dividends ($2,062.43
per Share)                                                                     (1,546,819)                          (1,546,819)
           ------    --------   -----------    ---       ----   -----------   -----------    ----   ------------  -------------
Balance at
8/31/93     750      $750,000   $74,250,000    100       $l00   $59,385,484   $16,291,514    (40)  $(30,000,000)  $120,677,098
            ===      ========   ===========    ===       ====   ===========   ===========    ====  =============  ============

Balance at
11/30/93    750      $750,000   $74,250,000    100       $100   $59,385,484   $18,366,727    (40)  $(30,000,000)  $122,752,311

Net Income                                                                      2,651,150                            2,651,150

Preferred Stock
Dividends ($2,396.78
per Share)                                                                     (1,797,590)                          (1,797,590)

Unrealized Loss on Securities
Available for Sale Net of Federal
Income Tax                                                                       (496,354)                            (496,354)
           ------   --------    -----------     ---       ----   -----------   -----------    ----   ------------   ------------
Balance at
8/31/94    750      $750,000    $74,250,000     100       $l00   $59,385,484  $18,723,933     (40)  $(30,000,000)  $123,109,517
           ===      ========    ===========     ===       ====   ===========  ===========     ====  =============  ============

Prior year restated for the adoption of FAS Statement 109.

See accompanying notes to financial statements.



Dollar Finance, Inc.
Statements of Cash Flows


                                      Nine Months        Nine Months
                                          Ended             Ended
                                     Aug. 31, 1994      Aug. 31, 1993
                                      ------------       -------------

OPERATING ACTIVITIES

Net Income                            $  2,651,150       $  3,386,942
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
   Amortization of Discounts &
   Premiums on Investment Securities       946,077            143,390
   (Increase)/Decrease in Interest
          Receivable                      (222,114)            88,867
   Increase in Income Taxes Payable      1,072,314          l,281,933
                                      ------------       ------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                            4,447,427          4,901,132


INVESTING ACTIVITIES

Proceeds from Sales of Investment
 Securities and Other Principal
 Payments                               23,804,939          47,804,919
Purchases of Investment Securities     (23,913,908)        (56,208,961)
(Increase) Decrease in
 Security Receivable                       438,072            (646,378)
                                       -----------          ----------
NET CASH PROVIDED/(USED) BY
  INVESTING ACTIVITIES                     329,103          (9,050,420)


FINANCING ACTIVITIES

Cash Dividends Paid on Preferred Stock  (1,939,195)         (1,652,636)
                                        -----------         -----------
NET CASH USED BY FINANCING ACTIVITIES   (1,939,195)         (1,652,636)

                                        -----------         -----------
  INCREASE/(DECREASE) IN CASH
   AND CASH EQUIVALENTS                  2,837,335          (5,801,924)

Cash and Cash Equivalents at
   Beginning of Year                     6,301,470          16,248,015
                                       -----------          -----------
CASH AND CASH EQUIVALENTS
 AT END OF NINE MONTH PERIOD           $ 9,138,805         $10,446,091
                                       ===========         ===========



The nine months ended August 31, 1993 have been restated for the adoption of FAS Statement 109, Accounting for Income Taxes.

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

In May 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As permitted under the Statement, Dollar Finance elected to adopt the provisions of the new standard as of November 30, 1993. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The effect as of November 30, 1993, of applying Statement No. 115 increased shareholders' equity by $1,241,299 to reflect the net unrealized gain on securities classified as available-for-sale and previously carried at lower of cost or market. For the nine month period ending August 31, 1994, the effect of applying Statement No. 115 decreased shareholders' equity by $496,354 to reflect the change in market value of securities classified as available for sale.

The following is a comparison of book value to market value of short-term investments and investment securities at Aug. 31, 1994:

                                                                                                   Amount at
                                                                                                  Which Issue
                                 No.       Principal                                               is Carried
Title of Each Issue and          of        Amount of        Cost of        Market Value at      on the Statement
Name of Issuer:                Units       Each Issue      Each Issue       Aug. 31, 1994         of Condition
- - -----------------------        -----       ----------      -----------    -----------------     -----------------
Time Deposits:
- - --------------
Harris Trust Euro               2            8,742,000       8,742,000       8,742,000             8,742,000
                              ----        ------------    ------------    ------------          ------------
Total Time Deposits             2         $  8,742,000    $  8,742,000    $  8,742,000          $  8,742,000

                                                                                                ============

Mortgage-Backed Securities:
- - --------------------------
FNMA Certificates              11         $  8,590,492    $  8,668,437    $  8,693,305          $  8,693,305
FHLMC Certificates             37          115,523,116     115,572,281     116,760,640           116,760,640
                              ----        ------------    ------------    ------------          ------------
Total Mortgage-
  Backed Securities            48         $124,113,608    $124,240,718    $125,453,945          $125,453,945
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

Dividends were distributed to holders of MAPS shares during the current quarter on July 13, 1994 at an annual per share rate of 3.50% and August 31, 1994 at an annual per share rate of 3.520%. Dividends on MAPS share are currently being accrued at an annual rate of 3.630% per share and will be paid on October 19, 1994.

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

     Required Asset Coverage
     -----------------------

As of each Evaluation date (approximately every 25 days), Registrant must have required assets with a market value in excess of the product of (a) $100,000; and (b) the number of MAPS shares then outstanding. Registrant is obligated to maintain or restore the number of MAPS shares necessary to maintain required asset coverage as of each Evaluation date. Registrant has maintained required asset coverage throughout the nine months ended
August 31, 1994 and for all prior periods.

     Dividend Coverage
     -----------------

As of each Evaluation date, the aggregate adjusted value of Registrant's U.S. Treasury securities and short-term money market instruments maturing before the next dividend payment date and cash must at least equal the dividend coverage amount for 49 days of dividends at the applicable dividend rate then in effect. Registrant has maintained adequate dividend coverage throughout the nine months ended August 31, 1994 and for all prior periods.


6.  Income Taxes
    -------------

In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes." The Registrant adopted the provisions of the standard in its November 30, 1993 fiscal year retroactive to 12/1/89 and restated subsequent financial statements including the nine month period ended August 31, 1993. The effect of adopting Statement 109 was to decrease net income for the nine month period ended August 31, 1993 by $1,104,933.

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

The provision for income taxes consists of the Registrant's net income before taxes and intercompany securities gains at the statutory federal income tax rates. The resulting tax expense is recorded on the Registrant's Statement of Condition as intercompany payables to the Registrant's parent corporation, Dollar Bank, net of amounts previously paid to the parent. There is no schedule for repayment of the balance of the intercompany payable as of the end of the nine month period ended August 31, 1994.

The deferred tax liability as of August 31, 1994 and November 30, 1993 of $468,306 and $827,533, respectively, represents the taxes to be paid in future years on the temporary difference between the financial statement and tax return values of investment securities available for sale. For financial statement purposes these investment securities have been recorded at market value per FASB Statement No. 115 while for tax purposes they are carried at net book value. The deferred tax liability reflected in fiscal 1993 is not included in the total tax provision for the year since, in accordance with Statement 115 it is properly reflected as a component of equity capital, and consequently has no impact on net income for the year.

Dollar Finance, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
- - ---------------------

For the nine month period ended August 31, 1994, Dollar Finance, Inc. ("Registrant") reported net income of $2,651,150. Net income per share for the same period was $14,226 after deducting dividends on the shares of Market Auction Preferred Stock ("MAPS"). Net income for the nine month period ended August 31, 1993, was $3,386,942 or $30,668 per share after deducting MAPS dividends. Operating income has consisted of interest earned on required assets, which have included mortgage-backed securities, and short-term investments.

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

Retained earnings of Registrant were reduced during the current quarter by the amount of MAPS dividends paid on July 13, 1994 and August 31, 1994.

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

The Company also adopted FASB Statement 115 during the fiscal year ended November 30, 1993. Retained earnings for the nine month period ended August 31, 1994 was decreased by $496,354 for the impact of applying FASB Statement No. 115, which requires that the unrealized gains (losses) on investment securities available for sale be recognized as a separate component of capital. This net unrealized loss is shown net of deferred federal income taxes.

The deferred tax liability represents the taxes to be paid in future years on the temporary difference between the financial statement and tax return values of investment securities available for sale as of August 31, 1994 and November 30, 1993. For financial statement purposes these investment securities have been recorded at market value per FASB Statement No. 115 while for tax purposes they are carried at net book value. The deferred tax liability is not included in the total tax provision for the year since, in accordance with Statement 115 it is properly reflected as a component of equity capital, and consequently has no impact on net income for the year.

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

PART II - OTHER INFORMATION:
___________________________


Item 6 - Exhibits and Reports on Form 8-K:
_________________________________________

     a.  Exhibits  -  none

     b.  No reports on Form 8-K were filed in the quarter ended
         August 31, 1994.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DOLLAR FINANCE, INC.
                                          (Registrant)





Date:  October 14, 1994                 /s/ Robert P. Oeler
                                        _____________________________
                                        Robert P. Oeler
                                        President



Date:  October 14, 1994                 /s/ Thomas A. Kobus
                                        _____________________________
                                        Thomas A. Kobus
                                        Treasurer