Form 10-Q/A
period 1994-08-31
DOLLAR FINANCE INC
filed 1994-12-14
CIK 765878

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

                  SECURITIES & EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                             FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                           Commission File No:
   August 31, 1994                                      2-96733

                        DOLLAR FINANCE, INC.
          Name of Registrant as specified in its charter)


            Delaware                           51-0284188
(State or Other Jurisdiction of  (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                      1105 North Market Street
                                         Box 8985
                                       Wilmington, Delaware  19899
            (Address of principal executive offices with zip code)


  Registrant's telephone number, including area code:  (302) 427-7650


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
     Common Stock, $1.00 par value                  60 shares

PART II - OTHER INFORMATION:
___________________________


Item 6 - Exhibits and Reports on Form 8-K:
_________________________________________

     a.  Exhibits  -  1

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


                                        DOLLAR FINANCE, INC.
                                          (Registrant)





Date:  October 14, 1994                 /s/ Robert P. Oeler
                                        _____________________________
                                        Robert P. Oeler
                                        President



Date:  October 14, 1994                 /s/ Thomas A. Kobus
                                        _____________________________
                                        Thomas A. Kobus
                                        Treasurer

                             EXHIBIT 27

                        DOLLAR FINANCE, INC.

                      FINANCIAL DATA SCHEDULE


[ARTICLE] 6

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          NOV-30-1994
[PERIOD-END]                               AUG-31-1994
[INVESTMENTS-AT-COST]                      132,982,718
[INVESTMENTS-AT-VALUE]                     134,195,945
[RECEIVABLES]                                2,735,144
[ASSETS-OTHER]                                 396,805
[OTHER-ITEMS-ASSETS]                                 0
[TOTAL-ASSETS]                             137,327,864
[PAYABLE-FOR-SECURITIES]                             0
[SENIOR-LONG-TERM-DEBT]                              0
[OTHER-ITEMS-LIABILITIES]                   14,218,347
[TOTAL-LIABILITIES]                         14,218,347
[SENIOR-EQUITY]                                      0
[PAID-IN-CAPITAL-COMMON]                    59,385,584
[SHARES-COMMON-STOCK]                              100
[SHARES-COMMON-PRIOR]                              100
[ACCUMULATED-NII-CURRENT]                    2,651,150
[OVERDISTRIBUTION-NII]                               0
[ACCUMULATED-NET-GAINS]                              0
[OVERDISTRIBUTION-GAINS]                             0
[ACCUM-APPREC-OR-DEPREC]                             0
[NET-ASSETS]                               123,109,517
[DIVIDEND-INCOME]                                    0
[INTEREST-INCOME]                            4,268,614
[OTHER-INCOME]                                       0
[EXPENSES-NET]                               1,617,464
[NET-INVESTMENT-INCOME]                      2,651,150
[REALIZED-GAINS-CURRENT]                             0
[APPREC-INCREASE-CURRENT]                     (496,354)
[NET-CHANGE-FROM-OPS]                        2,651,150
[EQUALIZATION]                                       0
[DISTRIBUTIONS-OF-INCOME]                    1,797,590
[DISTRIBUTIONS-OF-GAINS]                             0
[DISTRIBUTIONS-OTHER]                                0
[NUMBER-OF-SHARES-SOLD]                            100
[NUMBER-OF-SHARES-REDEEMED]                         40
[SHARES-REINVESTED]                                  0
[NET-CHANGE-IN-ASSETS]                       1,651,395
[ACCUMULATED-NII-PRIOR]                      3,386,942
[ACCUMULATED-GAINS-PRIOR]                            0
[OVERDISTRIB-NII-PRIOR]                              0
[OVERDIST-NET-GAINS-PRIOR]                           0
[GROSS-ADVISORY-FEES]                                0
[INTEREST-EXPENSE]                                   0
[GROSS-EXPENSE]                              1,617,464
[AVERAGE-NET-ASSETS]                       121,641,680
[PER-SHARE-NAV-BEGIN]                        2,045,872)
[PER-SHARE-NII]                                 14,226
[PER-SHARE-GAIN-APPREC]                         (8,273)
[PER-SHARE-DIVIDEND]                             2,397
[PER-SHARE-DISTRIBUTIONS]                            0
[RETURNS-OF-CAPITAL]                                 0
[PER-SHARE-NAV-END]                          2,051,825
[EXPENSE-RATIO]                                   .013
[AVG-DEBT-OUTSTANDING]                      10,139,574
[AVG-DEBT-PER-SHARE]                           168,993
