Form 10-K
period 1994-11-30
DOLLAR FINANCE INC
filed 1995-02-24
CIK 765878

February 15, 1995




OFIS Filer Support
Mail Stop 0-7
SEC Operations Center
6432 General Green Way
Alexandria, VA  22312-2413



RE:  Form 10-K
     Dollar Finance, Inc.


Gentlemen:

In compliance with filing requirements, Dollar Finance, Inc. is electronically submitting Form 10-K for the fiscal year ending November 30, 1994.

I can be reached at (412) 261-8166 if there is a problem receiving this transmission.


                                 Very truly yours,


                                 Thomas A. Kobus
                                 Treasurer

                                       SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                             FORM 10-K

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended:                       Commission File No:
   November 30, 1994                                    2-96733

                       DOLLAR FINANCE, INC.
          (Exact name of Registrant as specified in its charter)


            Delaware                           51-0284188
(State or Other Jurisdiction of  (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                              1105 North Market Street
                                       Box 8985
                             Wilmington, Delaware  19899
            (Address of principal executive offices with zip code)


  Registrant's telephone number, including area code:  (302) 427-7650


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  [X]          NO  [ ]

All shares of the voting stock are held by an affiliate of the registrant.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                     Outstanding at February 15, 1994
     ------------------------------     ----------------------------
     Common Stock, $1.00 par value                  60 shares

                        DOLLAR FINANCE, INC.

                          Form 10-K Index


                                                                 Page No.

Part I
- - - - - ------

   Item l - Business  . . . . . . . . . . . . . . . . . . . . . . .   3
   Item 2 - Properties  . . . . . . . . . . . . . . . . . . . . . .   5
   Item 3 - Legal Proceedings . . . . . . . . . . . . . . . . . . .   5
   Item 4 - Submission of Matters to a Vote
             of Security Holders  . . . . . . . . . . . . . . . . .   5


Part II
- - - - - -------

   Item 5 - Market for Registrant's Common Equity
             and Related Security Holder Matters  . . . . . . . . .   6
   Item 6 - Selected Financial Data . . . . . . . . . . . . . . . .   7
   Item 7 - Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . . . . .   8
   Item 8 - Financial Statements and Supplementary Data . . . . . .  10
   Item 9 - Changes In and Disagreements with
             Accountants on Accounting and Financial
             Disclosure . . . . . . . . . . . . . . . . . . . . . .  23


Part III
- - - - - --------

  Item 10 - Directors and Executive Officers of
             the Registrant . . . . . . . . . . . . . . . . . . . .  24
  Item 11 - Executive Compensation  . . . . . . . . . . . . . . . .  25
  Item 12 - Security Ownership of Certain Beneficial
             Owners and Management  . . . . . . . . . . . . . . . .  25
  Item 13 - Certain Relationships and Related
             Transactions . . . . . . . . . . . . . . . . . . . . .  25



Part IV
- - - - - -------

  Item 14 - Exhibits, Financial Statement Schedules
       and Reports on Form 8-K  . . . . . . . . . . . . . . . 26

                               PART I


Item l - Business
         --------

Description of Business
- - - - - -----------------------


     Dollar Finance, Inc. (the "Registrant") is a Delaware Corporation incorporated on March 22, 1985 for the limited purpose of issuing shares of Market Auction Preferred Stock ("MAPS") and managing certain required assets. The business of Registrant is to purchase, acquire, own, hold, invest in, sell, trade and exchange required assets and to use the income generated by such required assets to pay dividends on its shares of MAPS and on its common stock and to acquire additional required assets. Such assets may include cash, Federal National Mortgage Association ("FNMA") mortgage pass-through certificates, Federal Home Loan Mortgage Corporation ("FHLMC") mortgage participation certificates, Government National Mortgage Association ("GNMA") modified pass-through mortgage-backed certificates, certain short-term money market instruments, U.S. Treasury Securities and certain other securities not adversely affecting the current rating on the shares of MAPS by Moody's and Standard & Poors.

     All of the 60 outstanding shares of common stock of Registrant are owned by Dollar Bank, a federal mutual savings bank located in Pittsburgh, Pennsylvania. Registrant was organized pursuant to a regulation of the Federal Home Loan Bank Board which authorized a federal savings bank to establish a finance subsidiary subject to certain conditions and limitations set forth in the regulation. Registrant is subject to examination by the Office of Thrift Supervision. The shares of MAPS are not guaranteed by Dollar Bank or any affiliate of Registrant or insured by the Federal Deposit Insurance Corporation ("FDIC") or any other government agency or instrumentality.

     The initial capitalization of Registrant occurred on March 28, 1985 when Dollar Bank purchased 100 shares of common stock for $10,000 in cash and subsequently contributed an additional $75,000 in cash to Registrant on May 13, 1985. Dollar Bank contributed approximately $59,300,000 of required assets to Registrant at market value on May 23, 1985, consisting of FNMA certificates and GNMA certificates. On February 26, 1987, Registrant purchased 40 shares of its outstanding common stock from Dollar Bank for $30,000,000 in cash. Dollar Bank may, but has no obligation to, make additional capital contributions to the Registrant, even if the required asset coverage or the dividend coverage is not met. Any additional capital contribution would be subject to Office of Thrift Supervision regulations which limit the amount of assets that a federal savings bank may transfer or make available to a finance subsidiary.

     On May 28, 1985, Registrant issued 750 shares of Market Auction Preferred Stock at a purchase price of $100,000 per share. From the proceeds of the MAPS issue, net of underwriting costs, Registrant purchased an additional $72,100,000 of required assets from Dollar Bank at market value, consisting of FNMA, GNMA and FHLMC certificates, U.S. Treasury securities and short-term instruments.

     The composition of the required assets may vary from time to time as a result of economic factors and the Registrant's then-current investment policies. Registrant's Certificate of Incorporation also authorizes it to incur, under certain limited circumstances, secured and unsecured indebtedness for borrowed money of an aggregate amount not exceeding $5,000,000 and to incur additional indebtedness in the form of reverse repurchase agreements.

     Holders of the shares of MAPS are entitled to receive cumulative cash dividends out of Registrant's retained earnings at the conclusion of each dividend period, generally consisting of 49 days. The applicable dividend rate for each dividend period subsequent to the initial period ended July 18, 1985 is determined by the result of auction procedures in which persons determine to hold or offer to purchase or sell shares of MAPS based on the dividend rates bid by them. An auction is held on the business day preceding the first day of a dividend period. The maximum applicable dividend rate that results from an auction will not be greater than 110%, or under certain circumstances 125%, of the 60-day "AA" Composite Commercial Paper Rate in effect on the date of the auction.

     In order to protect the rights of the holders of MAPS, Registrant must have required asset coverage and dividend coverage on each Evaluation date. Evaluation dates occur on the date of original issue, each dividend payment date and each date which is 25 days preceding the next dividend payment date. Required asset coverage is that condition in which Registrant has required assets (defined above) with a value equal to or greater than the product of (a) $100,000 and (b) the number of shares of MAPS then outstanding. The shares of MAPS are subject to mandatory redemption if the required asset coverage is not met or restored as required or if any portion of the dividends paid on MAPS constitute a return of capital for federal income tax purposes. As of each Evaluation date, Registrant will calculate the value of its U.S. Treasury securities and short-term money market instruments maturing before the next dividend payment date and cash to assure that their aggregate adjusted value is at least equal to the dividend coverage amount for the dividend period (normally 49 days) at the applicable dividend rate then in effect. Calculations used in determining the value of required assets and adjusted value of dividend coverage assets are set forth in the Registration Statement on Form S-11. Except as provided in Registrant's Certificate of Incorporation and as required by law, the holders of shares of MAPS will have no voting rights.

     Registrant has the option of redeeming the shares of MAPS, in whole or in part, on any dividend payment date, provided that the dividend payable on such payment date has been declared by the Board of Directors before any action is taken to redeem shares of MAPS. Registrant may not purchase or sell shares of MAPS in an auction, but can purchase or sell any shares of MAPS outside of an auction at any price, provided that Registrant is current in the payment of dividends on the MAPS and the required asset coverage and dividend coverage is met after giving effect to such purchase. Any shares of MAPS redeemed, purchased or otherwise acquired by Registrant shall not be reissued and shall be retired.

Item 2 - Properties
         ----------


      Registrant's principal executive office is located at 1105 North Market Street, Wilmington, Delaware. Registrant rents office space at this location and currently owns no property.



Item 3 - Legal Proceedings
         -----------------


     Registrant is not currently involved, nor has it been involved in any legal proceedings since its inception.



Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders of Registrant during the of Registrant's fiscal year.

                                    PART II


Item 5 -  Market for Registrant's Common Equity and Related
             Security Holder Matters
             -------------------------------------------------


     All 60 shares of Registrant's $1.00 par value common stock currently outstanding are owned by Dollar Bank, a federal savings bank, an affiliate of Registrant. None of the common shares are traded on any stock exchange or in the over-the-counter market.

     As long as any shares of MAPS are outstanding, Registrant may not pay any dividends on its common shares or engage in any other transaction relating to its common stock, except if:


     a.   such transaction is on an Evaluation date;

     b. the required asset coverage and dividend coverage would be met immediately after the transaction as of this Evaluation Date;

     c. full cumulative dividends on MAPS for all past dividend periods ended on or prior to this Evaluation date have been declared and paid or set aside for payment;

     d. immediately after such transaction, Registrant would have retained earnings of a least $7,500,000; and

     e. Registrant has complied with any mandatory redemption provision.


     Registrant paid $15,000,000, $8,000,000, $10,000,000, $2,400,000 and
$7,200,000 in cash dividends on its common stock during fiscal 1992, 1990, 1989, 1987 and 1986 respectively, and has maintained the necessary retained earnings level. No common stock dividends were paid in fiscal 1994, 1993, 1991 and 1988.

     On February 26, 1987, Registrant purchased 40 of its 100 outstanding shares of common stock from Dollar Bank for $30,000,000 in cash.

     Copies of this 10-K filing are available to shareholders without charge upon request. Contact: Treasurer of Dollar Finance, Inc., 1105 North Market Street, P.O. Box 8985, Wilmington, Delaware 19899.


Item 6 - Selected Financial Data
         -----------------------
($-In Thousands)

                                          Year Ended      Year Ended      Year Ended     Year Ended     Year Ended
                                           11/30/94        11/30/93        11/30/92       11/30/91       11/30/90
                                          ----------      ----------      ----------     ----------     ----------

Interest Income                            $  6,120        $  6,178        $  8,887       $ 11,345       $ 11,285
Non-Interest Income/(Loss)                     (566)            903              73          7,379            186
                                           --------        --------        --------       --------       --------
                                              5,554           7,081           8,960         18,724         11,471
Less:  Expenses                               2,114           2,336           3,213          4,091          4,068
                                           --------        --------        --------       --------       --------
     NET INCOME                            $  3,440        $  4,745        $  5,747       $ 14,633       $  7,403
                                           ========        ========        ========       ========       ========
Net Income Per Common Share                $     16        $     45        $     55       $    176       $     36
                                           ========        ========        ========       ========       ========

Net Income Per Common Share (based
  on Net Income Less Preferred Stock
  Dividends Paid and Accrued)              $     16        $     45        $     55       $    176       $     36
                                           ========        ========        ========       ========       ========

Preferred Stock Dividends Paid             $  2,168        $  1,929        $  2,174       $  3,865       $  5,219

Preferred Stock Dividends Accrued
 but not Paid                                   334             142             253            205             33
                                           --------        --------        --------       --------       --------
Total Preferred Stock Dividends            $  2,502        $  2,071        $  2,427       $  4,070       $  5,252

Common Stock Dividends Paid                $      0        $      0        $ 15,000       $      0       $  8,000

Cash Dividends Per Common Share            $      0        $      0        $    250       $      0       $    133


                                              At               At              At             At             At
                                           11/30/94        11/30/93        11/30/92       11/30/91       11/30/90
                                           --------        --------        --------       --------       --------

Total Assets                               $136,566        $135,676        $129,519       $138,190       $123,711

Total Equity Capital                       $122,416        $122,752        $118,837       $130,517       $119,954

Preferred Stock                            $ 75,000        $ 75,000        $ 75,000       $ 75,000       $ 75,000

Financial Statements for years through 1991 restated for the Adoption of FAS Statement No. 109 with the cumulative effect of $3,723,000 determined as of 12/1/90.  The Company also adopted FAS Statement No. 115 at November 30, 1993.  Prior years were not restated.  See Note 2 to the Financial Statements.


Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------


Results of Operations:
- - - - - ---------------------

     For the year ended November 30, 1994, Dollar Finance, Inc. ("Registrant") reported net income of $3,440,000 or $16,000 per share after deducting dividends on the shares of Market Auction Preferred Stock ("MAPS"). Net income for fiscal 1993 was $4,745,000, or $45,000 per share after deducting MAPS dividends and for fiscal year 1992, $5,747,000, or $55,000 per share after deducting MAPS dividends. Operating income has consisted of interest earned on required assets, including mortgage-backed securities, U.S. Treasury securities and short-term money market instruments, consisting of commercial paper, certificates of deposit, treasury bills and other time deposits. Additional income/(loss) was recognized during 1994, 1993, and 1992 from security transactions in which Registrant sold mortgage-backed securities back to Dollar Bank at market value, resulting in gains/(losses) of $(565,962), $902,975 and $72,557, respectively. These gains/(losses) are the result of security sales undertaken by the Registrant in actively managing its investment portfolio in light of changes in market interest rates.

     Professional fee expense incurred during each year consisted largely of broker commission charges of approximately $25,500 incurred on each MAPS dividend payment date.

     Retained earnings of Registrant have been reduced by the amount of MAPS dividends paid and accrued during the three fiscal years. These dividends amounted to $2,502,000 in 1994, $2,071,000 in 1993 and $2,427,000 in 1992. The
applicable dividend rates on MAPS dividends at November 30, 1994, 1993 and 1992 were 3.814%, 3.09% and 2.58%, respectively. Registrant's retained earnings were also reduced during 1992 by a common stock dividend payment to Dollar Bank of $15,000,000 on its shares of common stock. No common stock dividends were paid during 1994 or 1993.

     During 1993, Registrant changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years through 1990 were restated.

     Retained earnings was restated to reflect the cumulative effect of the change in accounting for income taxes as a result of retroactively applying FASB Statement No. 109 to 1990.

     The Company also adopted FASB Statement No. 115 during 1993. Retained earnings for 1994 and 1993 is increased/(decreased) by approximately $(35,000) and $1,241,000, respectively for the impact of applying FASB Statement No. 115, which requires that the unrealized gains (losses) on investment securities available for sale be recognized as a separate component of capital. The net unrealized gain/(loss) for 1994 and 1993 of $(57,000) and $2,068,000 is shown net of deferred federal income tax/(benefit) of $(22,000) and $827,000, respectively.

     The deferred tax (benefit)/liability of $(22,000) and $827,000 represents the taxes to be (refunded)/paid in future years on the temporary difference between the financial statement and tax return values of investment securities available for sale as of November 30, 1994 and 1993, respectively. For financial statement purposes, these investment securities have been recorded at market value in accordance with FASB Statement No. 115. For tax purposes they are carried at net book value. The deferred tax (benefit)/liability reflected in fiscal 1994 and 1993 is not included in the total tax provision for the year since, in accordance with Statement 115 it is properly reflected as a component of equity capital, and consequently has no impact on net income for the year.

     Management expects the yield recognized on the required assets of Registrant to continue to exceed the applicable dividend rate on MAPS dividends, which averaged 3.34% on the liquidation value of each share during fiscal 1994.


Liquidity:
- - - - - ---------

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

     Registrant possesses dividend coverage assets consisting of short-term money market instruments with remaining maturities not in excess of the number of days until the next MAPS dividend payment, and cash. As of each Evaluation date, Registrant will calculate the aggregate adjusted value of its dividend coverage assets to assure that this value is at least equal to the required dividend coverage amount. Registrant is required to maintain required assets with a market value in excess of the product of the current liquidation value per share and the number of MAPS shares outstanding. This requirement provides long-term liquidity necessary for any future redemption of MAPS shares.

     The Registrant does not anticipate that changes in tax legislation in 1993 will have any material impact on its liquidity position.

Item 8 - Financial Statements and Supplementary Data
         -------------------------------------------




                   Index to Financial Statements
                          -----------------------------


                                                                 Page No.
                                                                       -----


Report of Independent Auditors . . . . . . . . . . . . . . . . . . .  11


Financial Statements:



     Statements of Condition, November 30, 1994 and
      November 30, 1993 . . . . . . . . . . . . . . . . . . . . . .   12




     Statements of Earnings, For the Years Ended
      November 30, 1994, November 30, 1993, and
      November 30, 1992 . . . . . . . . . . . . . . . . . . . . . .   13




     Statements of Changes in Equity Capital, For the
      Years Ended November 30, 1994, November 30, 1993,
      and November 30, 1992 . . . . . . . . . . . . . . . . . . . .  14




     Statements of Cash Flows, For the Years Ended
      November 30, 1994, November 30, 1993, and
      November 30, 1992 . . . . . . . . . . . . . . . . . . . . . .  15




     Notes to Financial Statements  . . . . . . . . . . . . . . . .  16

Ernst & Young
One Oxford Centre
Pittsburgh, PA  15219

Phone:  (412) 644-7800

                    Independent Auditor's Report

Board of Directors
Dollar Bank, Inc.

We have audited the financial statements of Dollar Finance, Inc., a wholly-owned subsidiary of Dollar Bank, a federal savings bank, listed in the accompanying index to financial statements on page 10. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying index to financial statements on page 10 present fairly, in all material respects, the financial position of Dollar Finance, Inc. at November 30, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1993 the Company changed its method of accounting for investment securities.



                    Ernst & Young


Dollar Finance, Inc.

Statements of Condition
($-In Thousands)


                                      Nov. 30, 1994      Nov. 30, 1993
                                      ------------       -------------
          ASSETS:
- - - - - -------------------------
Cash                                   $         17      $          65
Time Deposits                                16,496              6,237
Commercial Paper                             18,120                  0
U.S. Government Agency Securities            54,824                  0
                                       ------------      -------------
  Total Cash and Cash Equivalents            89,457              6,302

Mortgage-Related Securities Available for
  Sale (Carried at Market Value)             22,166            126,423

Mortgage-Related Securities Held to
  Maturity (Market Value of $22,256
  in 1994)                                   22,904                  0
                                         ----------       ------------
   Total Mortgage-Related Securities         45,070            126,423

Accrued Interest Receivable                     785                875
Security Receivable                           1,232              2,076
Deferred Tax Asset                               22                  0
                                       ------------        -----------
         Total Assets                  $    136,566       $    135,676
                                       ============       ============

       LIABILITIES:
- - - - - ---------------------------
Accrued Preferred Stock Dividends      $        334       $        142
Income Taxes Payable - Dollar Bank           13,816             11,955
Deferred Income Taxes                             0                827
                                       ------------        -----------
      Total Liabilities                      14,150             12,924


       EQUITY CAPITAL:
- - - - - ----------------------------
Preferred Stock (No par value, 750 shares
 authorized, 750 shares issued and
 outstanding, liquidation value per share,
 $100,000)                                      750                750
Common Stock ($1.00 par value, 100 shares
 authorized and 100 shares issued)                0                  0
Additional Paid-In Capital/
  Preferred Stock                            74,250             74,250
Additional Paid-In Capital/Common Stock      59,386             59,386
Unrealized Gain(Loss) on Available for
 Sale Securities, Net of Tax                    (33)             1,241
Retained Earnings                            18,063             17,125
                                         ----------         ----------
                                            152,416            152,752

Treasury Stock at Cost (40 shares at
 November 30, 1994 and at November 30,
 1993                                       (30,000)           (30,000)
                                        ------------       ------------
   Total Equity Capital                     122,416            122,752
                                       ------------        ------------
   Total Liability & Equity Capital    $    136,566       $    135,676
                                       ============       ============



See accompanying notes to financial statements.

Dollar Finance, Inc.

Statements of Earnings
($-In Thousands)


                                    Year Ended      Year Ended     Year Ended
                                     11/30/94        11/30/93       11/30/92
                                     --------         -------      ----------
     INCOME:
- - - - - ----------------------
Short Term Investments:

Interest on U.S Government
      Agency Securities              $     143        $      0      $      0
Interest on Commercial Paper                28               7            45
Interest on Time Deposits                  414             396           385
Interest on U.S. Treasury Securities       186               0             0
                                       -------          ------        ------
Total Short Term Investments               771             403           430

Investment Securities:
- - - - - ----------------------
Interest on Mortgage-Backed Securities   5,349            5,775        8,457
                                        ------           ------       ------
Total Investment Securities              5,349            5,775        8,457

Other Income:
- - - - - -------------
Gains/(Losses) on Securities Transactions (566)             903           73
                                         -----            -----        -----
  Total Income                           5,554            7,081        8,960


    EXPENSES:
- - - - - ---------------------
Occupancy                                     7               1            1
Professional Fees                           252             263          241
Other Expenses                                3              11           11
                                          -----           -----        -----
    Total Expenses                          262             275          253
                                          -----           -----        -----
INCOME BEFORE INCOME TAXES                5,292           6,806        8,707

Income Tax Expense - Federal              1,852           2,061        2,960
                                          -----           -----        -----
   NET INCOME                            $3,440          $4,745       $5,747
                                         ======          ======       ======

Net Income Per Common Share (based on
Net Income Less Preferred Stock Dividends
Paid and Accrued)                        $   16          $   45       $   55
                                         ======          ======       ======
Weighted Average Common Share
 Outstanding                                 60              60           60
                                         ======           =====        ======

See accompanying notes to financial statements.



Dollar Finance, Inc.
Statement of Changes in Equity Capital
($-In Thousands - except dividends per share amounts)


                   PREFERRED STOCK                    COMMON STOCK                                      TREASURY STOCK
            ================================    ========================    ====================    ===================
                                                                            Unrealized
                                                                            Gain(Loss) on
                              Additional                      Additional    Available for
                               Paid-In                         Paid-In      Sale Secur.  Retained
            Shares   Amount    Capital      Shares   Amount    Capital      Net of Tax   Earnings    Shares    Amount        Total
            ------   ------   ----------    ------   ------   ---------     -----------  --------    ------    ------      -------
Balance at
11/30/91    750      $750     $74,250       100         0      $59,386            0      $26,131     (40)    $(30,000)    $130,517

1992 Activity
- - - - - -------------
Net Income                                                                                 5,747                             5,747

Preferred Stock
Dividends ($3,236.00)
per Share)                                                                                (2,427)                           (2,427)
Common Stock Dividend
($250 per Share)                                                                         (15,000)                          (15,000)
           ___      ____     ________       ___       ____     ________    ___________   ________    _____   _________     ________

Balance at
11/30/92    750     $750      $74,250       100          0      $59,386           0      $ 14,451     (40)    $(30,000)   $118,837

1993 Activity
- - - - - -------------
Net Income                                                                               $  4,745                         $  4,745

Preferred Stock
Dividends ($2,761.33
per Share)                                                                                 (2,071)                          (2,071)

Unrealized Gain on Securities
Available for Sale ($2,068)
Net of Federal Income Tax ($827)                                                 1,241          0                            1,241
          ---      ----     --------       ----       ----       --------    ----------  ---------    -----   ----------   ---------
Balance at
11/30/93   750      $750      $74,250      100          0        $59,386         1,241     17,125     (40)    $(30,000)   $122,752

1994 Activity
- - - - - -------------
Net Income                                                                                  3,440                            3,440

Preferred Stock
Dividend ($3,336.00
per Share)                                                                                 (2,502)                          (2,502)

Unrealized Loss on
Securities Available for
Sale ($2,123) Net of
Federal Income Tax
Benefit ($849)                                                                   (1,274)        0                            (1,274)
            ___    ____     ________       ____       ____      _________      _______    _______     _____   __________   _______
Balance at
11/30/94   750     $750      $74,250       100         0         $59,386           $(33)  $18,063     (40)     $(30,000)   $122,416


Fiscal year 11/30/92 restated for the adoption of FAS Statement 109.

See accompanying notes to financial statements.



Dollar Finance, Inc.
Statements of Cash Flows
($-In Thousands)

                                  Year Ended       Year Ended      Year Ended
                                   11/30/94         11/30/93        11/30/92
                                  ----------       ----------      ----------

OPERATING ACTIVITIES

Net Income                         $  3,440         $  4,745       $  5,747
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
   Accrued Preferred Stock Dividends   (142)            (253)          (205)
   Amortization of Discounts &
   Premiums on Investment Securities  1,242            1,028            594
   Decrease in Interest Receivable       90              143            245
   Increase in Income Taxes Payable   1,861            1,526          2,961
   Investment Securities (Gains)/
       Losses                           566             (903)           (73)
                                      -----            -----          -----
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                      $  7,057         $  6,286       $  9,269


INVESTING ACTIVITIES

Proceeds from Sales of Securities
   Available for Sale                72,290           35,886          9,147
Principal Payments on Securities     29,046           38,350         26,958
Purchase of Investment Securities
   Held to Maturity                 (23,914)               0        (64,731)
Purchase of Investment Securities
   Available for Sale                     0          (87,960)             0
(Increase)/Decrease in
   Security Receivable                  844             (579)        38,608
                                   --------           -------        ------
NET CASH PROVIDED/(USED) BY
   INVESTING ACTIVITIES              78,266           (14,303)        9,982


FINANCING ACTIVITIES

Cash Dividends Paid on
  Preferred Stock                    (2,168)           (1,929)       (2,174)
Cash Dividends Paid on Common
  Stock                                   0                 0       (15,000)

                                    -------            ------        -------
NET CASH USED BY FINANCING
   ACTIVITIES                        (2,168)           (1,929)       (17,174)
                                    -------             -----         -------
INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS               83,155            (9,946)         2,077

Cash and Cash Equivalents at
  Beginning of Year                   6,302            16,248         14,171
                                    -------            ------         ------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                     $ 89,457         $  6,302       $ 16,248
                                    ========          =======        =======


See accompanying notes to financial statements.

Dollar Finance, Inc.
Notes to Financial Statements


1.        Summary of Significant Accounting Policies
              ------------------------------------------

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

          Investment Securities
              ---------------------

          Investment securities consist of mortgage-backed securities which include FNMA pass-through certificates, FHLMC participation certificates and GNMA modified pass-through certificates. As outlined in Note 2, in 1994 and 1993 these instruments are stated at market value if classified as available for sale, or cost, adjusted for amortization of premiums and accretion of discounts if held to maturity. Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

          Payments on mortgage-backed securities are received monthly and are applied accordingly to interest income and principal reduction. Transactions involving mortgage-backed securities are accounted for on the identified certificate basis.

          Accrued Interest Receivable
              ---------------------------

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


2.        Accounting Changes
              ------------------

          In February 1992, the Financial Accounting Standards Board issued Statement No. 109 "Accounting for Income Taxes." Dollar Finance adopted the provisions of the standard in its 1993 financial statements and restated its 1992 and 1991 financial statements.

          In May 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As permitted under the Statement, Dollar Finance elected to adopt the provisions of the standard as of the end of its fiscal year ending November 30, 1993. In accordance with the Statement, prior period financial statements were not restated to reflect the change in accounting principle. The effect of adopting FAS No. 115 as of November 30, 1993, resulted in a transfer of $124,355,000 of investment securities having a fair value of $126,423,000, from held to maturity to available for sale and an increase in retained earnings of $1,241,000, net of Federal tax of $827,000. During fiscal 1994, the securities available for sale declined $2,123,000 in market value resulting in an unrealized loss of $55,000 and reduction in retained earnings of $33,000 at November 30, 1994 net of Federal tax of
                    $22,000.

Dollar Finance, Inc.
3.  Investments
    -----------


The following is a comparison of book value to market value of short-term investments and investment securities at Nov. 30, 1994:
($-In Thousands)

                                                                                                               Amount at
                                                                                                               Which Issue
                              No.     Principal                   Gross        Gross                           is Carried
Title of Each Issue and       of      Amount of      Cost of      Unrealized   Unrealized   Market Value at    on the Statement
Name of Issuer:             Units     Each Issue    Each Issue    Gains        Losses       Nov. 30, 1994      of Condition
- - - - - -----------------------     -----     ----------    -----------   ----------   ----------   ----------------   ----------------

SHORT-TERM INVESTMENTS

Time Deposits:
- - - - - --------------
Harris Trust Euro             2          16,496        16,496            0            0         16,496              16,496
                             ---       --------      --------       ------       -------      --------            --------
Total Time Deposits           2        $ 16,496      $ 16,496       $    0       $    0       $ 16,496            $ 16,496
                                                                                                                  ========



Commercial Paper:
- - - - - ----------------
GECC Commercial Paper         2          18,120        18,120            0            0          18,120              18,120
                             ---        -------       -------        -----        ------       --------            --------
Total Commercial Paper        2        $ 18,120      $ 18,120        $   0        $   0        $ 18,120            $ 18,120
                                                                                                                   ========

U.S. Government Agency Securities:
- - - - - ---------------------------------
Federal Home Loan Disc. Notes 2          20,000        19,925            0          (15)         19,910             19,925
FHLMC Disc. Notes             1          15,000        14,945            0           (8)         14,937             14,945
FNMA Disc. Notes              2          20,000        19,954            0           (5)         19,949             19,954
                             ---        -------       -------          ----         ----       --------            -------
                              2        $ 55,000      $ 54,824         $  0         $(28)       $ 54,796           $ 54,824
                                                                                                                  ========

Securities Available for Sale:
- - - - - ------------------------------
FNMA Certificates             2           4,128         4,128            0           (8)          4,120              4,120
FHLMC Certificates            6          18,093        18,093            6          (53)         18,046             18,046
                            ---         -------       -------          ---        ------        -------            -------
                              8        $ 22,221      $ 22,221          $ 6        $ (61)       $ 22,166           $ 22,166
                                                                                                                  ========


Securities Held to Maturity:
- - - - - ---------------------------
FNMA Certificates            9            3,919         3,968            6         (144)          3,831              3,968
FHLMC Certificates          32           19,287        18,936           10         (520)         18,425             18,936
                           ---          -------        ------           --         -----         ------             ------
                            41         $ 23,206      $ 22,904           16        $(664)       $ 22,256           $ 22,904
                                                                                                                  ========



The following is a comparison of book value to market value of short-term investments and investment securities at Nov. 30, 1993:


                                                                                                               Which Issue
                              No.     Principal                   Gross        Gross                           is Carried
Title of Each Issue and       of      Amount of      Cost of      Unrealized   Unrealized   Market Value at    on the Statement
Name of Issuer:             Units     Each Issue    Each Issue    Gains        Losses       Nov. 30, 1994      of Condition
- - - - - -----------------------     -----     ----------    -----------   ----------   ----------   ----------------   ----------------

SHORT-TERM INVESTMENTS

Time Deposits:
- - - - - --------------
Harris Trust Euro             3           6,237         6,237            0            0          6,237               6,237
                             ---       --------      --------       ------       -------      --------            --------
                              3        $  6,237      $  6,237       $    0       $    0       $  6,237            $  6,237
                                                                                                                  ========


Securities Available for Sale:
- - - - - -----------------------------
FNMA Certificates            11          10,918        11,020          188            0          11,208             11,208
FHLMC Certificates           33         111,986       113,385        1,880            0         115,215            115,215
                             ---        -------       -------        ------         ----       --------            -------
                             44        $122,904      $124,335       $2,068         $  0        $126,423           $126,423
                                                                                                                  ========



/TABLE

4.        Capitalization
              --------------

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


5.        Common Stock and Dividend Restriction
              -------------------------------------

          Dollar Bank owns all 60 shares of Registrant's outstanding common stock. No dividends may be paid on the common shares unless Registrant would have retained earnings of at least $7,500,000 immediately after the payment of such dividends. The common stock ranks junior to the MAPS with respect to payment of dividends on liquidation or dissolution.

          In October 1992, the Board of Directors of Registrant declared and paid a cash dividend of $15,000,000 or $250,000 per share on its common stock.

          No cash dividends were paid on common stock during fiscal 1994 or 1993.


6.        Market Auction Preferred Stock ("MAPS")
              ---------------------------------------

          Description of MAPS
              -------------------

          The shares of MAPS have a liquidation preference of $100,000 per share plus accrued and unpaid dividends. The MAPS shares are not convertible into shares of common stock and have no pre-emptive rights. The holders of MAPS are entitled to receive cumulative cash dividends on the business day following the conclusion of each dividend period, generally consisting of 49 days. The applicable dividend rate per share for each dividend period is determined through auction procedures. The applicable dividend rate for each dividend period during fiscal 1994 (the dividend payable on December 6, 1994 was accrued through November 30,
          1994) was as follows:

              November 9, 1993    -   December 29, 1993        3.090%
              December 30, 1993   -   February 16, 1994        2.950%
              February 17, 1994   -   April 6, 1994            2.850%
              April 7, 1994       -   May 25, 1994             2.960%
              May 26, 1994        -   July 13, 1994            3.500%
              July 14, 1994       -   August 31, 1994          3.520%
              September 1, 1994   -   October 19, 1994         3.630%
              October 20, 1994    -   December 6, 1994         3.814%

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

          Required Asset Coverage
              -----------------------

          As of each Evaluation date (approximately every 25 days), Registrant must have required assets with a market value in excess of the product of (a) $100,000; and (b) the number of MAPS shares then outstanding. Registrant is obligated to maintain or restore the number of MAPS shares necessary to maintain required asset coverage as of each Evaluation date. Registrant has maintained required asset coverage throughout fiscal 1994 and for all prior periods.


          Dividend Coverage
              -----------------

          As of each Evaluation date, the aggregate adjusted value of Registrant's U.S. Treasury securities and short-term money market instruments maturing before the next dividend payment date and cash must at least equal the dividend coverage amount for 49 days of dividends at the applicable dividend rate then in effect. Registrant has maintained adequate dividend coverage throughout fiscal 1994 and for all prior periods.


7.        Security Transactions
              ---------------------

          During fiscal 1994, Registrant purchased from Dollar Bank twenty-two FHLMC fixed rate and three FHLMC adjustable rate certificates with an aggregate book value of $23,913,908. Registrant also purchased from Dollar Bank six U.S. government agency discount notes with an aggregate book value of $69,670,433.

          Registrant sold to Dollar Bank twenty FHLMC adjustable rate certificates with a net book value and market value of $72,279,794 and $72,047,829, respectively. Proceeds from the sale amounted to $72,209,117 and resulted in a net loss of $565,962.

          During fiscal 1993, Registrant purchased from Dollar Bank thirteen FHLMC fixed rate and seven FHLMC adjustable rate certificates with an aggregate book value of $87,686,000. Registrant sold twenty-three FNMA fixed rate certificates and eleven FHLMC fixed rate certificates with a net book value and market value of $35,886,000 and $36,789,000, respectively. Proceeds from the sales amounted to $36,927,000, and resulted in a net gain of $903,000.

          During fiscal 1992, Registrant purchased from Dollar Bank fifteen FNMA adjustable rate certificates and twelve FHLMC adjustable rate certificates with an aggregate book value of $64,731,000 and sold nine FHLMC adjustable rate certificates with a net book value and market value of $9,147,000 and $9,220,000, respectively. Proceeds from the sales amounted to $9,370,000, and resulted in a net gain of $73,000.

8.        Income Taxes
              ------------

          In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes." As explained in Note 2, the Registrant adopted the provisions of the standard in its November 30, 1993 fiscal year and restated its 1992 and 1991 financial statements.

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

          The provision for income taxes for 1994, 1993, and 1992 consists of the Registrant's net income before taxes and intercompany securities gains at the statutory federal income tax rates. The resulting tax expense is recorded on the Registrant's Statement of Condition as intercompany payables to the Registrant's parent corporation, Dollar Bank, net of amounts previously paid to the parent.

          The deferred tax asset/(liability) for fiscal year ending November 30, 1994 and 1993 of $22,000 and ($827,000), respectively, represents the taxes to be refunded/(paid) in future years on the temporary difference between the financial statement and tax return values of investment securities available for sale. For financial statement purposes these investment securities have been recorded at market value per FASB Statement No. 115 while for tax purposes they are carried at net book value. The deferred tax asset/(liability) reflected in fiscal 1994 and 1993, respectively, are not included in the total tax provision for the year since, in accordance with Statement 115 it is properly reflected as a component of equity capital, and consequently has no impact on net income for the year.

          Reconciliation of the effective income tax rate with the statutory Federal income tax rate is as follows:

                                             Percent of Income
                                            Before Income Taxes
                                            -------------------
                                           Year Ended November 30
                                           1994     1993     1992
                                           ----------------------

     Federal Income Tax Statutory Rate      35%      35%      34%

     Intercompany Gain/(Loss) on Sale of
     Securities; Eliminated for Federal
     Tax Purposes                            0       (5)        0

     Other, Net                              0       (1)        0
                                          ------------------------

          Effective Rate                    35%      29%       34%
                                            ======================



Item 9 - Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure
         -------------------------------------------------

          There have been no disagreements with accountants on accounting and financial disclosure.

                            PART III


Item 10 - Directors and Executive Officers of the Registrant
          --------------------------------------------------

The following table identifies the Registrant's directors and executive officers, their ages and their positions for the previous five years:

============================================================================
                                Positions with       Principal Occupations
     Name:             Age:       Registrant:           since 12/01/85:
     ----              ----     --------------       ---------------------

Hay Walker             62      Chairman of the      Retired since 1993;
                               Board; Director      previously Executive Vice
                                                    President of Dollar Bank.


Robert P. Oeler        45      President;           Executive Vice President
                               Director             of Dollar Bank since 1992;
                                                    previously Senior Vice
                                                    President.


Thomas A. Kobus        42      Treasurer;           Senior Vice President and
                               Director             Treasurer of Dollar Bank
                                                    since 1992; previously
                                                    Vice President and
                                                    Treasurer.


Robert L. German       70      Vice President       Vice President, Security-
                               and Assistant        Columbian, Division, U.S.
                               Secretary;           Banknote Company.
                               Director


Robert T. Messner      56      Secretary;           Vice President, General
                               Director             Counsel and Secretary for
                                                    Dollar Bank since 1986.



          All directors were elected at the annual meeting of the holders of Registrant's common stock to serve for a term of one year or until their respective successors are elected and qualified. The Registrant's Certificate of Incorporation requires that at least one director and one executive officer (or one individual serving in both capacities) of Registrant must not be a director, officer or employee of any entity owning beneficially more than 50% of the outstanding shares of common stock of Registrant (currently Dollar Bank) or a director, officer or employee of any such beneficial owner's subsidiaries or affiliates other than Registrant. All investment and management decisions are made for Registrant by its officers under the direction of its Board of Directors.

Item 11 - Executive Compensation
          ----------------------

          Each director of Registrant is to receive an annual compensation of $1,000, plus $100 for each meeting of the Board of Directors attended. Officers will not be compensated by Registrant for their services. Directors and officers are to be reimbursed for expenses reasonably incurred in connection with their services on behalf of Registrant. The Registrant's By-Laws provide that directors and officers of Registrant may be indemnified against liabilities incurred in connection with their services on behalf of Registrant.


Item 12 - Security Ownership of Certain Beneficial
          Owners and Management
          -----------------------------------------

The following table lists any beneficial owner of more than 5% of the outstanding common stock as of November 30, 1994:

                                         Amount of Nature      Percent
                   Name and Address        of Beneficial          of
Title of Class    of Beneficial Owner        Ownership          Class
- - - - - --------------    -------------------    ----------------      --------

Common Stock        Dollar Bank, a              60 Shares          100%
                    federal savings bank
                    Three Gateway Center
                    Pittsburgh, PA  15222


Item 13 - Certain Relationships and Related Transactions
          ----------------------------------------------

          During fiscal 1994, Registrant sold 20 adjustable rate mortgage-backed securities to Dollar Bank, a Federal Savings Bank, an affiliate of the Registrant. The sale was recorded at market value and a loss of $565,962 was recognized. Several securities were purchased from Dollar Bank with an aggregate book and market value of $93,584,341.

          During fiscal 1993, Registrant sold 34 adjustable rate mortgage-backed securities to Dollar Bank, a Federal Savings Bank, an affiliate of the Registrant. The sale was recorded at market value and a gain of $902,975 was recognized. Several securities were purchased from Dollar Bank with an aggregate book value of $87,686,000.

          During fiscal 1992, the Registrant sold nine adjustable rate mortgage-backed securities to Dollar Bank, a federal savings bank, an affiliate of the Registrant. The sale was recorded at market value and a gain of $72,556 was recognized. Several securities were also purchased from Dollar Bank with an aggregate book value of approximately $64,731,000.

                              PART IV


Item 14 - Exhibits, Financial Statement Schedules
          and Reports on Form 8-K
          ---------------------------------------

                                                         Page No.
                                                         --------

(a) (l)   The following financial statements are included
               in Part II, Item 8:

               Financial Statements:
                     --------------------

               Statements of Condition - November 30, 1994
                and November 30, 1993 . . . . . . . . . . . . .  12

               Statements of Earnings - For the Years Ended
                November 30, 1994, November 30, 1993, and
                November 30, 1992 . . . . . . . . . . . . . . .  13

               Statements of Changes in Equity Capital - For
                the Years Ended November 30, 1994, November 30,
                1993, and November 30, 1992 . . . . . . . . . .  14

               Statements of Cash Flows - For the Years Ended
                November 30, 1994, November 30, 1993, and
                November 30, 1992 . . . . . . . . . . . . . . .  15

               Notes to Financial Statements  . . . . . . . . .  16

    (2) The information required to be filed on Schedule I - Marketable Securities - Other Investments is included in the Notes to Financial Statements on Pages 18 and 19. No other schedules are applicable to the Registrant.

    (3)   Exhibits

               3.l Certificate of Incorporation and By-Laws of the Registrant, previously filed as Exhibits 3.l and
                    3.2 to the Registration Statement on Form S-11 are hereby incorporated by reference.

               4.l Form of Certificate of Designation for the Registrant's Market Auction Preferred Stock ("MAPS"), previously filed as Exhibit 4 to the Registration Statement on Form S-11 is hereby incorporated by reference.

(b)            Reports on Form 8-K

               No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

PAGE

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DOLLAR FINANCE, INC.



- - - - - -----------------------------                ---------------------------
By:  Robert P. Oeler                         By:  Thomas A. Kobus
     President                                    Treasurer
     (Principal Executive                    (Principal Financial &
      Officer)                                Accounting Officer)

Date:  February 22, 1995                Date:  February 22, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



- - - - - ----------------------- Chairman of the Board;       Date:  February 22, 1995
Hay Walker              Director



- - - - - ----------------------- President; Director          Date:  February 22, 1995
Robert P. Oeler



- - - - - ----------------------- Treasurer;                   Date:  February 22, 1995
Thomas A. Kobus         Director



- - - - - ----------------------- Vice President and           Date:  February 22, 1995
Robert L. German        Assistant Secretary;
                        Director



- - - - - ----------------------- Secretary; Director          Date:  February 22, 1995
Robert T. Messner

Supplemental Information to be Furnished with Reports filed Pursuant to
- - - - - ------------------------------------------------------------------------
Section 15(d) of the Act by Registrants Which Have Not Registered
- - - - - -----------------------------------------------------------------
Securities Pursuant to Section 12 of the Act
- - - - - --------------------------------------------




          The Registrant has not sent an annual report or proxy material to its security holders, and does not anticipate sending any such materials subsequent to the filing of the Annual Report on Form 10-K.

                         Index to Exhibits



3.1 Certificate of Incorporation and By-Laws of the Registrant, previously filed as Exhibits 3.l and 3.2 to the Registration Statement on Form S-11 are hereby incorporated by reference.


4.1 Form of Certificate of Designation for the Registrant's Market Auction Preferred Stock ("MAPS"), previously filed as Exhibit 4 to the Registration Statement on Form S-11 is hereby incorporated by reference.