Form 10-K/A
period 1994-11-30
DOLLAR FINANCE INC
filed 1995-02-28
CIK 765878

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

                       YES  [X]          NO  [ ]

All shares of the voting stock are held by an affiliate of the registrant.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                     Outstanding at February 15, 1995
     ------------------------------     ----------------------------
     Common Stock, $1.00 par value                  60 shares

Dollar Finance, Inc.
3.  Investments
    -----------


The following is a comparison of book value to market value of short-term investments and investment securities at Nov. 30, 1994:
($-In Thousands)

                                                                                                               Amount at
                                                                                                               Which Issue
                              No.     Principal                   Gross        Gross                           is Carried
Title of Each Issue and       of      Amount of      Cost of      Unrealized   Unrealized   Market Value at    on the Statement
Name of Issuer:             Units     Each Issue    Each Issue    Gains        Losses       Nov. 30, 1994      of Condition
- -----------------------     -----     ----------    -----------   ----------   ----------   ----------------   ----------------

SHORT-TERM INVESTMENTS

Time Deposits:
- --------------
Harris Trust Euro             2          16,496        16,496            0            0         16,496              16,496
                             ---       --------      --------       ------       -------      --------            --------
Total Time Deposits           2        $ 16,496      $ 16,496       $    0       $    0       $ 16,496            $ 16,496
                                                                                                                  ========



Commercial Paper:
- ----------------
GECC Commercial Paper         2          18,120        18,120            0            0          18,120              18,120
                             ---        -------       -------        -----        ------       --------            --------
Total Commercial Paper        2        $ 18,120      $ 18,120        $   0        $   0        $ 18,120            $ 18,120
                                                                                                                   ========

U.S. Government Agency Securities:
- ---------------------------------
Federal Home Loan Disc. Notes 2          20,000        19,925            0          (15)         19,910             19,925
FHLMC Disc. Notes             1          15,000        14,945            0           (8)         14,937             14,945
FNMA Disc. Notes              2          20,000        19,954            0           (5)         19,949             19,954
                             ---        -------       -------          ----         ----       --------            -------
                              2        $ 55,000      $ 54,824         $  0         $(28)       $ 54,796           $ 54,824
                                                                                                                  ========

Securities Available for Sale:
- ------------------------------
FNMA Certificates             2           4,128         4,128            0           (8)          4,120              4,120
FHLMC Certificates            6          18,093        18,093            6          (53)         18,046             18,046
                            ---         -------       -------          ---        ------        -------            -------
                              8        $ 22,221      $ 22,221          $ 6        $ (61)       $ 22,166           $ 22,166
                                                                                                                  ========


Securities Held to Maturity:
- ---------------------------
FNMA Certificates            9            3,919         3,968            6         (144)          3,830              3,968
FHLMC Certificates          32           19,287        18,936           10         (520)         18,426             18,936
                           ---          -------        ------           --         -----         ------             ------
                            41         $ 23,206      $ 22,904           16        $(664)       $ 22,256           $ 22,904
                                                                                                                  ========



The following is a comparison of book value to market value of short-term investments and investment securities at Nov. 30, 1993:


                                                                                                               Which Issue
                              No.     Principal                   Gross        Gross                           is Carried
Title of Each Issue and       of      Amount of      Cost of      Unrealized   Unrealized   Market Value at    on the Statement
Name of Issuer:             Units     Each Issue    Each Issue    Gains        Losses       Nov. 30, 1994      of Condition
- -----------------------     -----     ----------    -----------   ----------   ----------   ----------------   ----------------

SHORT-TERM INVESTMENTS

Time Deposits:
- --------------
Harris Trust Euro             3           6,237         6,237            0            0          6,237               6,237
                             ---       --------      --------       ------       -------      --------            --------
                              3        $  6,237      $  6,237       $    0       $    0       $  6,237            $  6,237
                                                                                                                  ========


Securities Available for Sale:
- -----------------------------
FNMA Certificates            11          10,918        11,020          188            0          11,208             11,208
FHLMC Certificates           33         111,986       113,335        1,880            0         115,215            115,215
                             ---        -------       -------        ------         ----       --------            -------
                             44        $122,904      $124,355       $2,068         $  0        $126,423           $126,423
                                                                                                                  ========



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



- ----------------------- Chairman of the Board;       Date:  February 22, 1995
Hay Walker              Director



- ----------------------- President; Director          Date:  February 22, 1995
Robert P. Oeler



- ----------------------- Treasurer;                   Date:  February 22, 1995
Thomas A. Kobus         Director



- ----------------------- Vice President and           Date:  February 22, 1995
Robert L. German        Assistant Secretary;
                        Director



- ----------------------- Secretary; Director          Date:  February 22, 1995
Robert T. Messner