Form 10-Q
period 1995-02-28
DOLLAR FINANCE INC
filed 1995-04-13
CIK 765878

April 14, 1995





Securities & Exchange Commission
Mail Stop 0-7
SEC Operations Center
6432 General Green Way
Alexandria, VA  22312-2413


RE:  Form 10-Q
     Dollar Finance, Inc.


Gentlemen:

In compliance with filing requirements, Dollar Finance, Inc. is electronically submitting their Form 10-Q for the quarter ending
February 28, 1995.

I can be reached at (412) 261-8166 if there is any problem in receiving this transmission.


                                 Very truly yours,


                                 Thomas A. Kobus
                                 Treasurer

                                       SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                             FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                           Commission File No:
  February 28, 1995                                      2-96733

                                       DOLLAR FINANCE, INC.
                (Exact name of Registrant as specified in its charter)


            Delaware                           51-0284188
(State or Other Jurisdiction of  (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                      1105 North Market Street
                                         Box 8985
                                       Wilmington, Delaware  19899
            (Address of principal executive offices with zip code)


  Registrant's telephone number, including area code:  (302) 427-7650


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



              Class                     Outstanding at April 14, 1995
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
     __________

Dollar Finance, Inc.
Statements of Condition

                                      Feb. 28, 1995      Nov. 30, 1994
                                       (Unaudited)         *(Note)
                                      ------------       -------------
          ASSETS:
- -------------------------
Cash                                   $     22,827      $      16,578
Time Deposits                             5,251,200         16,496,000
Commercial Paper                                  0         18,120,000
U.S. Government Agency Securities                 0         54,823,179
                                       ------------      -------------
  Total Cash and Cash Equivalents         5,274,027         89,455,757

Collateralized Mortgage Obligations      96,402,497                  0
Mortgage-Backed Securities               21,977,358         45,071,821
Deferred Tax Asset                                0             21,105
Accrued Interest Receivable                 561,969            784,863
Security Sales Receivable                         0          1,231,730
                                       ------------        -----------
         Total Assets                  $124,215,851       $136,565,276
                                       ============       ============

       LIABILITIES:
- ---------------------------
Accrued Preferred Stock Dividends      $    327,250       $    333,725
Income Taxes Payable - Dollar Bank          932,800         13,812,400
Deferred Income Taxes
   & Other Liabilities                       11,818              3,767
                                       ------------        -----------
      Total Liabilities                   1,271,868         14,149,892


       EQUITY CAPITAL:
- ----------------------------
Preferred Stock (No par value, 750 shares
 authorized, 750 shares issued and
 outstanding, liquidation value per share,
 $100,000)                                  750,000            750,000
Common Stock ($1.00 par value, 100 shares
 authorized and 100 shares issued)              100                100
Additional Paid-In Capital/
  Preferred Stock                        74,250,000         74,250,000
Additional Paid-In Capital/Common Stock  59,385,484         59,385,484
Unrealized Gain(Loss) on Available for
   Sale Securities Net of Tax                 3,847            (33,137)
Retained Earnings                        18,554,552         18,062,937
                                         ----------         ----------
                                        152,943,983        152,415,384

Treasury Stock at Cost (40 shares at
 February 28, 1995 and at November 30,
 1994                                   (30,000,000)       (30,000,000)
                                        ------------       ------------
   Total Equity Capital                 122,943,983        122,415,384
                                       ------------        ------------
   Total Liability & Equity Capital    $124,215,851       $136,565,276
                                       ============       ============


* Note: The Statement of Condition at November 30, 1994 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.

Dollar Finance, Inc.
Statements of Earnings (Unaudited)

                                        3 Months           3 Months
                                          Ended              Ended
                                         2/28/95            2/28/94
                                        --------            -------
     INCOME:
- ----------------------
Short Term Investments:
- ----------------------
Interest on Money Market               $    1,530        $        0
Interest on U.S. Government Agency
   Securities                             266,405                 0
Interest on Commercial Paper               30,510                 0
Interest on Time Deposits                  75,833            90,332
Interest on U.S. Treasury Securities       24,699                 0
                                       ----------        ----------
Short Term Investments                    398,977            90,332

Investment Securities:
- ----------------------
Interest on Collaterized Mortgage
  Obligations                           1,280,426                 0
Interest on Mortgage-Backed Securities    609,707         1,084,298
                                       ----------         ---------
  Total Interest Income                 2,289,110         1,174,630

Gain(Loss) on Mortgage-Backed Securites
  Available for Sale                     (150,503)                0
                                       ----------         ---------
        Total Income                    2,138,607         1,174,630


    EXPENSES:
- ---------------------
Professional Fees                          78,551            71,230
Other Expenses                              1,791             1,912
                                       ----------          --------
    Total Expenses                         80,342            73,142
                                       ----------         ---------
INCOME BEFORE INCOME TAXES              2,058,265         1,101,488

Income Tax Expense - Federal              720,400           262,000
                                       ----------         ---------
   NET INCOME                        $  1,337,865       $   839,488
                                      ===========       ===========

Net Income Per Common Share (based on
Net Income Less Preferred Stock Dividends
Paid and Accrued)                    $      8,177       $     4,673
                                     ============       ===========

Weighted Average Common Share
 Outstanding                                   60                 60
                                     ============       ============


See accompanying notes to financial statements.

Dollar Finance, Inc.
Statement of Changes in Equity Capital


                   PREFERRED STOCK                    COMMON STOCK                           TREASURY STOCK
            ================================    ===============================              ===============
                                Additional                        Additional
                                  Paid-In                           Paid-In     Retained
            Shares     Amount     Capital      Shares   Amount    Capital       Earnings    Shares    Amount        Total
            ------     ------    ----------    ------   ------    ----------    ---------   ------    ------        -----
Balance at
11/30/93    750      $750,000   $74,250,000    100       $100   $59,385,484   $18.366,727    (40)  $(30,000,000)  $122,752,311

Net Income                                                                        839,488                              839,488

Preferred Stock
Dividends ($745.45
per Share)                                                                       (559,085)                            (559,085)

Unrealized Gain on Securities
Available for Sale Net of
Federal Income Tax                                                                260,164                              260,164
           ------    --------   -----------    ---       ----   -----------   -----------    ----   ------------  -------------
Balance at
2/28/94     750      $750,000   $74,250,000    100       $l00   $59,385,484   $18,907,294    (40)  $(30,000,000)  $123,292,878
            ===      ========   ===========    ===       ====   ===========   ===========    ====  =============  ============

Balance at
11/30/94    750      $750,000   $74,250,000    100       $100   $59,385,484   $18,029,800    (40)  $(30,000,000)  $122,415,384

Net Income                                                                      1,337,865                            1,337,865

Preferred Stock
Dividends ($1,129.67
per Share)                                                                       (847,250)                            (847,250)

Unrealized Gain on Securities
Available for Sale Net of Federal
Income Tax                                                                         37,984                               37,984
           ------   --------    -----------     ---       ----   -----------   -----------    ----   ------------   ------------
Balance at
2/28/95    750      $750,000    $74,250,000     100       $l00   $59,385,484  $18,558,399     (40)  $(30,000,000)  $122,943,983
           ===      ========    ===========     ===       ====   ===========  ===========     ====  =============  ============


See accompanying notes to financial statements.



Dollar Finance, Inc.
Statements of Cash Flows


                                      Three Months       Three Months
                                          Ended             Ended
                                      Feb. 28, 1995      Feb. 28, 1994
                                      ------------       -------------

OPERATING ACTIVITIES

Net Income                            $  1,337,865       $    839,488
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
   Amortization of Discounts &
   Premiums on Investment Securities      (618,963)           483,585
   (Increase)/Decrease in
      Interest Receivable                  222,894            (73,370)
   Increase/(Decrease)
     in Income Taxes Payable           (12,879,600)           447,001
                                      ------------       ------------
NET CASH PROVIDED/(USED) BY OPERATING
   ACTIVITIES                          (11,937,804)         1,696,704


INVESTING ACTIVITIES

Proceeds from Sales of Investment
 Securities and Other Principal
 Payments                               23,688,465           9,917,008
Purchase of Investment Securities      (96,310,396)                  0
Decrease in Security Receivable          1,231,730             479,137
                                       -----------          ----------
NET CASH PROVIDED BY
  INVESTING ACTIVITIES                 (71,390,201)         10,396,145


FINANCING ACTIVITIES

Cash Dividends Paid on Preferred Stock    (853,725)           (629,460)
                                        -----------         -----------
NET CASH USED BY FINANCING ACTIVITIES     (853,725)           (629,460)

                                        -----------           -----------
  INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                         (84,181,730)         11,463,389

Cash and Cash Equivalents at
   Beginning of Year                    89,455,757           6,301,470
                                       -----------          -----------
CASH AND CASH EQUIVALENTS
 AT END OF THREE MONTH PERIOD          $ 5,274,027         $17,764,859
                                       ===========         ===========



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

     Investment Securities
     ---------------------

Investment securities consist of collaterized mortgage obligations and mortgage-backed securities which include FNMA pass-through certificates, FHLMC participation certificates and GNMA modified pass-through certificates. These instruments are stated at market value if classified as available for sale, or cost, adjusted for amortization of premiums and accretion of discounts if held to maturity. Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Payments on collateralized mortgage obligations and mortgage-backed securities are received monthly and are applied accordingly to interest income and principal reduction. Transactions involving collaterized mortgage obligations and mortgage-backed securities are accounted for on the identified certificate basis.

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


2.  Accounting Changes
    ------------------

In February 1992, the Financial Accounting Standards Board issued Statement No. 109 "Accounting for Income Taxes." Dollar Finance adopted the provisions of the standard in the 1993 financial statements.

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

In May 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As permitted under the Statement, Dollar Finance has elected to adopt the provisions of the new standard as of November 30, 1993. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The effect as of November 30, 1994, of applying Statement No. 115 resulted in a decrease in shareholders equity of $34,538 to reflect the net unrealized loss on securities classified as available-for-sale and previously carried at lower of cost or market. For the three-month period ending February 28, 1995, the effect of applying Statement No. 115 increased shareholders' equity by $37,984 to reflect the change in market value of securities classified as available-for-sale.

Dollar Finance, Inc.
 Investments
 -----------


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
                                                                                                                  ========



The following is a comparison of book value to market value of short-term investments and investment securities at Feb. 28, 1995:


                                                                                                               Which Issue
                              No.     Principal                   Gross        Gross                           is Carried
Title of Each Issue and       of      Amount of      Cost of      Unrealized   Unrealized   Market Value at    on the Statement
Name of Issuer:             Units     Each Issue    Each Issue    Gains        Losses       Feb. 28, 1995      of Condition
- -----------------------     -----     ----------    -----------   ----------   ----------   ----------------   ----------------

SHORT-TERM INVESTMENTS

Time Deposits:
- --------------
Harris Trust Euro             4           5,251         5,251            0            0          5,251               5,251
                             ---       --------      --------       ------       -------      --------            --------
                              4        $  5,251      $  5,251       $    0       $    0       $  5,251            $  5,251
                                                                                                                  ========


Mortgage-Backed Securities:
- ---------------------------
FNMA Certificates             9           3,835         3,914            0          (87)          3,827              3,914
FHLMC Certificates           32          18,459        18,063            0         (229)         17,834             18,063
                             ---        -------       -------        ------         ----       --------            -------
                             41        $ 22,294      $ 21,977       $    0        $(316)       $ 21,661           $ 21,977
                                                                                                                  ========

Collateralized Mortgage Obligations:
- -----------------------------------
FNMA Certificates            11          55,056        52,680          698            0          53,378             52,680
FHLMC Certificates            7          45,735        43,723          810            0          44,532             43,723
                            ---         -------       -------         -----          ---        -------            -------
                             18        $100,791      $ 96,403       $1,508         $  0        $ 97,910           $ 96,403
                                                                                                                  ========



PAGE

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

Dividends were distributed to holders of MAPS shares during the current quarter on December 6, 1994 at an annual per share rate of 3.814% and January 25, 1995 at an annual per share rate of 4.549%. Dividends on MAPS share are currently being accrued at an annual rate of 4.620% per share and will be paid on March 15, 1995.

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

     Required Asset Coverage
     -----------------------

As of each Evaluation date (approximately every 25 days), Registrant must have required assets with a market value in excess of the product of (a)
$100,000; and (b) the number of MAPS shares then outstanding. Registrant is obligated to maintain or restore the number of MAPS shares necessary to maintain required asset coverage as of each Evaluation date. Registrant has maintained required asset coverage throughout the three months ended
February 28, 1995 and for all prior periods.

     Dividend Coverage
     -----------------

As of each Evaluation date, the aggregate adjusted value of Registrant's
U.S. Treasury securities and short-term money market instruments maturing before the next dividend payment date and cash must at least equal the dividend coverage amount for 49 days of dividends at the applicable dividend rate then in effect. Registrant has maintained adequate dividend coverage throughout the three months ended February 28, 1995 and for all prior periods.


6.  Income Taxes
    -------------

In February 1992, the Financial Accounting Standards Board issued Statement
No. 109, "Accounting for Income Taxes." The Registrant adopted the provisions of the standard on November 30, 1993. Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities are measured using the enacted tax rates and law that will be in effect when the differences are expected to reverse.

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

The deferred tax asset/<liability> as of February 28, 1995 and November 30, 1994 of $<2,418> and $21,105, respectively, represents the taxes to be refunded/<paid> in future years on the temporary difference between the financial statement and tax return values of investment securities available for sale. For financial statement purposes these investment securities have been recorded at market value per FASB Statement No. 115 while for tax purposes they are carried at net book value. The deferred tax asset reflected in fiscal 1994 is not included in the total tax provision for the year since, in accordance with Statement 115 it is properly reflected as a component of equity capital, and consequently has no impact on net income for the year.

7.  Security Transactions
    ---------------------

For the three month period ended February 28, 1995 Registrant purchased from Dollar Bank eighteen collaterized mortgage obligations with an aggregate book value of $96,310,396.

Registrant sold to Dollar Bank eight adjustable rate certificates with a net book value and market value of $21,910,343 and $22,020,256, respectively.
Proceeds from the sale amounted to $21,869,753 and resulted in a net loss of $150,503.

Registrant also sold to Dollar Bank one FHLB discount note and three U.S.
Treasury Bills with combined net book value and market value of $76,084,000 and $75,344,813, respectively. Proceeds from the sale amounted to $75,344,813 and there was no gain or loss on the transaction.



Dollar Finance, Inc.

Management's Discussion and Analysis of Financial Condition and Results of
Operations


Results of Operations
- ---------------------

For the three month period ended February 28, 1995, Dollar Finance, Inc.
("Registrant") reported net income of $1,337,865. Net income per share for the same period was $8,177 after deducting dividends on the shares of Market
Auction Preferred Stock ("MAPS"). Net income for the three month period ended February 28, 1994, was $839,488 or $4,673 per share after deducting
MAPS dividends. Operating income has consisted of interest earned on required assets, which have included mortgage-backed securities, collateralized mortgage obligations, and short-term investments.

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

Retained earnings of Registrant were reduced during the current quarter by the amount of MAPS dividends paid on December 6, 1994 and January 25, 1995 and by the amount accrued through February 28, payable on March 15, 1995.

The Company also adopted FASB Statement 115 during the fiscal year ended
November 30, 1993.  Retained earnings for the three month period ended
February 28, 1995 was increased by $37,984 for the impact of applying FASB
Statement No. 115, which requires that the unrealized gains (losses) on investment securities available for sale be recognized as a separate component of capital. This net unrealized gain is shown net of deferred federal income taxes.


The deferred tax asset/<liability> represents the taxes to be paid in future years on the temporary difference between the financial statement and tax return values of investment securities available for sale as of February 28, 1995 and November 30, 1994. For financial statement purposes these investment securities have been recorded at market value per FASB Statement
No. 115 while for tax purposes they are carried at net book value. The deferred tax asset/<liability> is not included in the total tax provision for the year since, in accordance with Statement 115 it is properly reflected as a component of equity capital, and consequently has no impact on net income for the year.

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


PART II - OTHER INFORMATION:
___________________________


Item 6 - Exhibits and Reports on Form 8-K:
_________________________________________

     a.  Exhibits  -  none

     b.  No reports on Form 8-K were filed in the quarter ended
         February 28, 1995.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DOLLAR FINANCE, INC.
                                          (Registrant)





Date:  April 14, 1995                  /s/ Robert P. Oeler
                                        _____________________________
                                        Robert P. Oeler
                                        President



Date:  April 14, 1995                   /s/ Thomas A. Kobus
                                        _____________________________
                                        Thomas A. Kobus
                                        Treasurer


