Form 10-Q
period 1995-08-31
DOLLAR FINANCE INC
filed 1995-10-12
CIK 765878

October 13, 1995





Securities & Exchange Commission
Mail Stop 0-7
SEC Operations Center
6432 General Green Way
Alexandria, VA  22312-2413


RE:  Form 10-Q
     Dollar Finance, Inc.


Gentlemen:

In compliance with filing requirements, Dollar Finance, Inc. is electronically submitting their Form 10-Q for the quarter ending August 31, 1995.

I can be reached at (412) 261-8166 if there is any problem in receiving this transmission.


                                 Very truly yours,


                                 Thomas A. Kobus
                                 Treasurer

                                       SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                             FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                           Commission File No:
  August 31, 1995                                     2-96733

                                       DOLLAR FINANCE, INC.
                (Exact name of Registrant as specified in its charter)


            Delaware                           51-0284188
(State or Other Jurisdiction of  (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                      1105 North Market Street
                                         Box 8985
                                       Wilmington, Delaware  19899
            (Address of principal executive offices with zip code)


  Registrant's telephone number, including area code:  (302) 427-7650


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



              Class                     Outstanding at October 13, 1995
     ------------------------------     ----------------------------
     Common Stock, $1.00 par value                  60 shares

                        DOLLAR FINANCE, INC.


                                      FORM 10-Q


                                           INDEX

==========================================================================


     PART I - FINANCIAL INFORMATION:                              Page No.
     ______________________________                               ________


     Item 1 - Financial Statements


          Statements of Condition                                     3


          Statements of Earnings                                      4


          Statements of Changes in Equity Capital                     5


          Statements of Cash Flows                                    6


          Notes to Financial Statements                               7



     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations          14




     Part II - Other Information                                     17
     ___________________________



     SIGNATURES                                                      17
     __________

Dollar Finance, Inc.
Statements of Condition

                                     Aug. 31, 1995       Nov. 30, 1994
                                       (Unaudited)         *(Note)
                                      ------------       -------------
          ASSETS:
-------------------------
Cash                                   $     16,057      $      16,578
Time Deposits                            10,375,000         16,496,000
Commercial Paper                                  0         18,120,000
U.S. Government Agency Securities                 0         54,823,179
                                       ------------      -------------
  Total Cash and Cash Equivalents        10,391,057         89,455,757

Collateralized Mortgage Obligations      95,699,143                  0
Mortgage-Backed Securities               20,742,419         45,071,821
Deferred Tax Asset                                0             21,105
Accrued Interest Receivable                 554,736            784,863
Security Receivable                               0          1,231,730
                                       ------------        -----------
         Total Assets                  $127,387,355       $136,565,276
                                       ============       ============

       LIABILITIES:
---------------------------
Accrued Preferred Stock Dividends      $    195,250       $    333,725
Income Taxes Payable - Dollar Bank        2,692,300         13,812,400
Deferred Income Taxes
   & Other Liabilities                        4,891              3,767
                                       ------------        -----------
      Total Liabilities                   2,892,441         14,149,892


       EQUITY CAPITAL:
----------------------------
Preferred Stock (No par value, 750 shares
 authorized, 750 shares issued and
 outstanding, liquidation value per share,
 $100,000)                                  750,000            750,000
Common Stock ($1.00 par value, 100 shares
 authorized and 100 shares issued)              100                100
Additional Paid-In Capital/
  Preferred Stock                        74,250,000         74,250,000
Additional Paid-In Capital/Common Stock  59,385,484         59,385,484
Unrealized Gain(Loss) on Available for
   Sale Securities Net of Tax                 2,748            (34,138)
Retained Earnings                        20,106,582         18,063,938
                                         ----------         ----------
                                        154,494,914        152,415,384

Treasury Stock at Cost (40 shares at
 August 31, 1995 and at November 30,
 1994                                   (30,000,000)       (30,000,000)
                                        ------------       ------------
   Total Equity Capital                 124,494,914        122,415,384
                                       ------------        ------------
   Total Liability & Equity Capital    $127,387,355       $136,565,276
                                       ============       ============


* Note: The Statement of Condition at November 30, 1994 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.

Dollar Finance, Inc.
Statements of Earnings (Unaudited)

                                      Nine Months        Nine Months
                                          Ended              Ended
                                        8/31/95            8/31/94
                                        --------            -------
     INCOME:
----------------------
Short Term Investments:
----------------------
Interest on Money Market               $    1,530        $        0
Interest on U.S. Government Agency
   Securities                             266,405                 0
Interest on Commercial Paper               30,510                 0
Interest on Time Deposits                 284,128           254,223
Interest on U.S. Treasury Securities       24,699           185,807
                                       ----------        ----------
Short Term Investments                    607,272           440,030

Investment Securities:
----------------------
Interest on Collaterized Mortgage
  Obligations                           5,456,451                 0
Interest on Mortgage-Backed Securities  1,405,631         3,828,584
                                       ----------         ---------
  Total Interest Income                 7,469,354         4,268,614

Gain(Loss) on Mortgage-Backed Securities
  Available for Sale                     (150,503)                0
                                       ----------         ---------
        Total Income                    7,318,851         4,268,614


    EXPENSES:
---------------------
Professional Fees                         209,891           183,615
Other Expenses                              6,411             6,306
                                       ----------          --------
    Total Expenses                        216,302           189,921
                                       ----------         ---------
INCOME BEFORE INCOME TAXES              7,102,549         4,078,693

Income Tax Expense - Federal            2,479,900         1,427,543
                                       ----------         ---------
   NET INCOME                        $  4,622,649       $ 2,651,150
                                      ===========       ===========

Net Income Per Common Share (based on
Net Income Less Preferred Stock Dividends
Paid and Accrued)                    $     34,044       $    14,226
                                     ============       ===========

Weighted Average Common Share
 Outstanding                                   60                60
                                     ============       ===========


See accompanying notes to financial statements.

Dollar Finance, Inc.
Statement of Changes in Equity Capital


                   PREFERRED STOCK                    COMMON STOCK                           TREASURY STOCK
            ================================    ===============================              ===============
                                Additional                        Additional
                                  Paid-In                           Paid-In     Retained
            Shares     Amount     Capital      Shares   Amount    Capital       Earnings    Shares    Amount        Total
            ------     ------    ----------    ------   ------    ----------    ---------   ------    ------        -----
Balance at
11/30/93    750      $750,000   $74,250,000    100       $100   $59,385,484   $18,366,727    (40)  $(30,000,000)  $122,752,311

Net Income                                                                      2,651,150                            2,651,150

Preferred Stock
Dividends ($2,396.79
per Share)                                                                     (1,797,590)                          (1,797,590)

Unrealized Gain on Securities
Available for Sale Net of
Federal Income Tax                                                               (496,354)                            (496,354)
           ------    --------   -----------    ---       ----   -----------   -----------    ----   ------------  -------------
Balance at
8/31/94     750      $750,000   $74,250,000    100       $100   $59,385,484   $18,723,933    (40)  $(30,000,000)  $123,109,517
            ===      ========   ===========    ===       ====   ===========   ===========    ====  =============  ============

Balance at
11/30/94    750      $750,000   $74,250,000    100       $100   $59,385,484   $18,029,800    (40)  $(30,000,000)  $122,415,384

Net Income                                                                      4,622,649                            4,622,649

Preferred Stock
Dividends ($3,440.01
per Share)                                                                     (2,580,005)                          (2,580,005)

Unrealized Gain on Securities
Available for Sale Net of Federal
Income Tax                                                                         36,886                                36,886
           ------   --------    -----------     ---       ----   -----------   -----------    ----   ------------   ------------
Balance at
8/31/95    750      $750,000    $74,250,000     100       $100   $59,385,484  $20,109,330     (40)  $(30,000,000)  $124,494,914
           ===      ========    ===========     ===       ====   ===========  ===========     ====  =============  ============


See accompanying notes to financial statements.



Dollar Finance, Inc.
Statements of Cash Flows


                                      Nine Months        Nine Months
                                          Ended             Ended
                                     Aug. 31, 1995      Aug. 31, 1994
                                      ------------       -------------

OPERATING ACTIVITIES

Net Income                            $  4,622,649       $  2,651,150
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
   Amortization of Discounts &
   Premiums on Investment Securities    (1,851,269)           946,077
   (Increase)/Decrease in
      Interest Receivable                  230,127           (222,114)
   Increase/(Decrease)
     in Income Taxes Payable           (11,120,100)         1,072,314
                                      ------------       ------------
NET CASH PROVIDED/(USED) BY OPERATING
   ACTIVITIES                           (8,118,593)         4,447,427


INVESTING ACTIVITIES

Proceeds from Sales of Investment
 Securities and Other Principal
 Payments                               26,851,039          23,804,939
Purchase of Investment Securities      (96,310,396)        (23,913,908)
Decrease in
   Security Receivable                   1,231,730             438,072
                                       -----------          ----------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                 (68,227,627)            329,103


FINANCING ACTIVITIES

Cash Dividends Paid on Preferred Stock  (2,718,480)         (1,939,195)
                                        -----------         -----------
NET CASH USED BY FINANCING ACTIVITIES   (2,718,480)         (1,939,195)

                                        -----------           -----------
  INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                         (79,064,700)          2,837,335

Cash and Cash Equivalents at
   Beginning of Year                    89,455,757           6,301,470
                                       -----------          -----------
CASH AND CASH EQUIVALENTS
 AT END OF NINE MONTH PERIOD           $10,391,057         $ 9,138,805
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

In May 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As permitted under the Statement, Dollar Finance has elected to adopt the provisions of the new standard as of November 30, 1993. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The effect as of November 30, 1994, of applying Statement No. 115 resulted in a decrease in shareholders equity of $34,138 to reflect the net unrealized loss on securities classified as available-for-sale and previously carried at lower of cost or market. For the nine-month period ending August 31, 1995, the effect of applying Statement No. 115 increased shareholders' equity by $36,886 to reflect the change in market value of securities classified as available-for-sale.

Dollar Finance, Inc.
 Investments
 -----------


The following is a comparison of book value to market value of short-term investments and investment securities at Nov. 30, 1994:
($-In Thousands)

                                                                                                               Amount at
                                                                                                               Which Issue
                              No.     Principal                   Gross        Gross                           is Carried
Title of Each Issue and       of      Amount of      Cost of      Unrealized   Unrealized   Market Value at    on the Statement
Name of Issuer:             Units     Each Issue    Each Issue    Gains        Losses       Nov. 30, 1994      of Condition
-----------------------     -----     ----------    -----------   ----------   ----------   ----------------   ----------------

SHORT-TERM INVESTMENTS

Time Deposits:
--------------
Harris Trust Euro             2          16,496        16,496            0            0         16,496              16,496
                             ---       --------      --------       ------       -------      --------            --------
Total Time Deposits           2        $ 16,496      $ 16,496       $    0       $    0       $ 16,496            $ 16,496
                                                                                                                  ========



Commercial Paper:
----------------
GECC Commercial Paper         2          18,120        18,120            0            0          18,120              18,120
                             ---        -------       -------        -----        ------       --------            --------
Total Commercial Paper        2        $ 18,120      $ 18,120        $   0        $   0        $ 18,120            $ 18,120
                                                                                                                   ========

U.S. Government Agency Securities:
---------------------------------
Federal Home Loan Disc. Notes 2          20,000        19,925            0          (15)         19,910             19,925
FHLMC Disc. Notes             1          15,000        14,945            0           (8)         14,937             14,945
FNMA Disc. Notes              2          20,000        19,954            0           (5)         19,949             19,954
                             ---        -------       -------          ----         ----       --------            -------
                              5        $ 55,000      $ 54,824         $  0         $(28)       $ 54,796           $ 54,824
                                                                                                                  ========

Securities Available for Sale:
------------------------------
FNMA Certificates             2           4,128         4,128            0           (8)          4,120              4,120
FHLMC Certificates            6          18,093        18,093            6          (53)         18,046             18,046
                            ---         -------       -------          ---        ------        -------            -------
                              8        $ 22,221      $ 22,221          $ 6        $ (61)       $ 22,166           $ 22,166
                                                                                                                  ========


Securities Held to Maturity:
---------------------------
FNMA Certificates            9            3,919         3,968            6         (144)          3,830              3,968
FHLMC Certificates          32           19,287        18,936           10         (520)         18,426             18,936
                           ---          -------        ------           --         -----         ------             ------
                            41         $ 23,206      $ 22,904           16        $(664)       $ 22,256           $ 22,904
                                                                                                                  ========



The following is a comparison of book value to market value of short-term investments and investment securities at August 31, 1995:
($-In Thousands)


                                                                                                               Which Issue
                              No.     Principal                   Gross        Gross                           is Carried
Title of Each Issue and       of      Amount of      Cost of      Unrealized   Unrealized   Market Value at    on the Statement
Name of Issuer:             Units     Each Issue    Each Issue    Gains        Losses       August 31, 1995    of Condition
-----------------------     -----     ----------    -----------   ----------   ----------   ----------------   ----------------

SHORT-TERM INVESTMENTS

Time Deposits:
--------------
Harris Trust Euro             3          10,375        10,375            0            0         10,375              10,375
                             ---       --------      --------       ------       -------      --------            --------
                              3        $ 10,375      $ 10,375       $    0       $    0       $ 10,375            $ 10,375
                                                                                                                  ========


Mortgage-Backed Securities:
---------------------------
FNMA Certificates             9           3,760         3,830             0          (3)          3,827              3,830
FHLMC Certificates           32          17,194        16,912            81           0          16,993             16,912
                             ---        -------       -------        ------         ----       --------            -------
                             41        $ 20,954      $ 20,742       $    81       $  (3)       $ 20,820           $ 20,742
                                                                                                                  ========

Collateralized Mortgage Obligations:
-----------------------------------
FNMA Certificates            11          52,732        51,267          791            0          52,058             51,267
FHLMC Certificates            7          45,735        44,432          996            0          45,428             44,432
                            ---         -------       -------         -----          ---        -------            -------
                             18        $ 98,467      $ 95,699       $1,787         $  0        $ 97,486           $ 95,699
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

Dividends were distributed to holders of MAPS shares during the current quarter on June 21, 1995 at an annual per share rate of 4.559% and August 9, 1995 at an annual per share rate of 4.498%. Dividends on MAPS share are currently being accrued at an annual rate of 4.260% per share and will be paid on September 27, 1995.

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



Registrant has the option of redeeming the MAPS shares on any dividend payment date, in whole or in part, at the applicable per share amounts previously noted, plus an amount equal to accrued and unpaid dividends to the redemption date. (See Management's Discussion and Analysis of Financial
Condition and Results of Operations for disclosure of facts regarding prospective redemption of MAPS shares).

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

     Required Asset Coverage
     -----------------------

As of each Evaluation date (approximately every 25 days), Registrant must have required assets with a market value in excess of the product of (a)
$100,000; and (b) the number of MAPS shares then outstanding. Registrant is obligated to maintain or restore the number of MAPS shares necessary to maintain required asset coverage as of each Evaluation date. Registrant has maintained required asset coverage throughout the nine months ended
August 31, 1995 and for all prior periods.

     Dividend Coverage
     -----------------

As of each Evaluation date, the aggregate adjusted value of Registrant's
U.S. Treasury securities and short-term money market instruments maturing before the next dividend payment date and cash must at least equal the dividend coverage amount for 49 days of dividends at the applicable dividend rate then in effect. Registrant has maintained adequate dividend coverage throughout the nine months ended August 31, 1995 and for all prior periods.


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

The deferred tax asset/<liability> as of August 31, 1995 and November 30, 1994 of $<1,727> and $21,105, respectively, represents the taxes to be refunded/<paid> in future years on the temporary difference between the financial statement and tax return values of investment securities available for sale. For financial statement purposes these investment securities have been recorded at market value per FASB Statement No. 115 while for tax purposes they are carried at net book value. The deferred tax asset reflected in fiscal 1994 is not included in the total tax provision for the year since, in accordance with Statement 115 it is properly reflected as a component of equity capital, and consequently has no impact on net income for the year.

7.  Security Transactions
    ---------------------

For the nine month period ended August 31 Registrant purchased from Dollar
Bank eighteen collaterized mortgage obligations with an aggregate book value of $96,310,396.

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



Dollar Finance, Inc.

Management's Discussion and Analysis of Financial Condition and Results of
Operations


Results of Operations
---------------------

For the nine month period ended August 31, 1995, Dollar Finance, Inc.
("Registrant") reported net income of $4,622,649. Net income per share for the same period was $34,044 after deducting dividends on the shares of Market Auction Preferred Stock ("MAPS"). Net income for the nine month period ended August 31, 1994, was $2,651,150 or $14,226 per share after deducting MAPS dividends. Operating income has consisted of interest earned on required assets, which have included mortgage-backed securities, collateralized mortgage obligations, and short-term investments.

Total interest income for the nine month period ended August 31, 1995 was $7,469,354 while interest income for the nine month period ended August 31, 1994 was $4,268,614. The significant increase in interest income over the same period last year is primarily due to changes in the Registrant's investment portfolio. During the nine month period ended August 31, 1995 the Registrant disposed of adjustable rate mortgage-backed securities and various short-term government agency securities and purchased higher yielding collateralized mortgage obligations.

As a result of the significant increase in net income before tax for the nine month period ended August 31, 1995, Federal income tax recorded at the maximum Federal tax rate of 35% has increased accordingly.

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

Retained earnings of Registrant were reduced during the current quarter by the amount of MAPS dividends paid on June 21, 1995 and August 9, 1995 and by the amount accrued through August 31, 1995, payable on September 27, 1995.

The Company also adopted FASB Statement 115 during the fiscal year ended
November 30, 1993.  Retained earnings for the nine month period ended
August 31, 1995 was increased by $36,886 for the impact of applying FASB
Statement No. 115, which requires that the unrealized gains (losses) on investment securities available for sale be recognized as a separate component of capital. This net unrealized gain is shown net of deferred federal income taxes.


The deferred tax asset/<liability> represents the taxes to be paid in future years on the temporary difference between the financial statement and tax return values of investment securities available for sale as of August 31, 1995 and November 30, 1994. For financial statement purposes these investment securities have been recorded at market value per FASB Statement
No. 115 while for tax purposes they are carried at net book value. The deferred tax asset/<liability> is not included in the total tax provision for the year since, in accordance with Statement 115 it is properly reflected as a component of equity capital, and consequently has no impact on net income for the year.

Management expects the yield recognized on the required assets of Registrant to continue to exceed the applicable dividend rate on MAPS dividends.

Liquidity
---------

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

For the nine month period ending August 31, 1995, the Registrant decreased its liquid assets from $89,455,757 at November 30, 1994 to $10,391,057 at August 31, 1995. During this period the Registrant reduced its investment in short term time deposits, commercial paper and government agency securities in favor of longer term, higher yielding collateralized mortgage obligations.

Also, during the nine month period ending August 31, 1995, the Registrant reimbursed Dollar Bank $11,120,100 for its allocable share of Federal income taxes payable to the parent company since the adoption of FAS Statement No.
109 by the consolidated group on November 30, 1993. This transaction is reflected on the Registrant's Statement of Cash Flow as a decrease in liquidity due to operating activities.

The Registrant had a further reduction in liquidity for the nine month period ending August 31, 1995, due to payment of dividends on preferred stock. The amount paid, $2,718,480, reported as financing activities on the Statement of Cash Flows increased significantly over the amount paid for the same nine month period ending August 31, 1994 of $1,939,195 due to the increased dividend rate payable to the holders of the Registrant's preferred stock. The rate is subject to change every 49 days pursuant to the auction procedures.

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


Future events will significantly effect the Registrant's liquidity as described in the Prospective Redemption of MAPS Shares explanation that follows.

Prospective Redemption of MAPS Shares
-------------------------------------

Pursuant to Regulation S-K, Item 303, and specific guidance for reporting prospective transactions provided in Financial Reporting Release No. 36,
Registrant anticipates the redemption of the MAPS shares on November 13, 1995. The total 750 shares will be redeemed at a price of $100,000 per share as described in Section 4(a) of the Company's Certificate of Designation which established this class of securities. In addition to the redemption price, Registrant will pay holders of the shares accrued and unpaid dividends of $548.04 per share on the redemption date.

In order to achieve sufficient liquidity to redeem the MAPS shares, and pay the related accrued dividends, Registrant anticipates selling certain mortgage-backed securities at their market value to Dollar Bank. The specific securities to be sold have not been identified as of the date of this filing, so no gain or loss on the sale can be anticipated. However, as this filing indicates, the cost of investments at August 31, 1995, is $126,816,000 (rounded to the nearest thousand) while their market value is $128,681,000. The total net unrealized gain on all investment securities as of August 31, 1995 is $1,865,000.

Subsequent to the redemption, the Registrant will be relieved of the required asset and dividend coverage provisions of the MAPS agreement as described in Item 5 of the Notes to Financial Statements. The redemption will significantly reduce the Registrant's total assets available for investment, and consequently, gross interest income and net income to be reported in future Statements of Earnings.


PART II - OTHER INFORMATION:
___________________________


Item 6 - Exhibits and Reports on Form 8-K:
_________________________________________

     a.  Exhibits  -  none

     b.  No reports on Form 8-K were filed in the quarter ended
         August 31, 1995.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DOLLAR FINANCE, INC.
                                          (Registrant)





Date:  October 13, 1995                 /s/ Robert P. Oeler
                                        _____________________________
                                        Robert P. Oeler
                                        President



Date:  October 13, 1995                 /s/ Thomas A. Kobus
                                        _____________________________
                                        Thomas A. Kobus
                                        Treasurer


