Form 10-K
period 1995-11-30
DOLLAR FINANCE INC
filed 1996-02-28
CIK 765878

February 15, 1996




OFIS Filer Support
Mail Stop 0-7
SEC Operations Center
6432 General Green Way
Alexandria, VA  22312-2413



RE:  Form 10-K
     Dollar Finance, Inc.


Gentlemen:

In compliance with filing requirements, Dollar Finance, Inc. is electronically submitting Form 10-K for the fiscal year ending November 30, 1995.

I can be reached at (412) 261-8166 if there is a problem receiving this transmission.


                                 Very truly yours,


                                 Thomas A. Kobus
                                 Treasurer

                                       SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                             FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended:                       Commission File No:
   November 30, 1995                                    2-96733

                       DOLLAR FINANCE, INC.
          (Exact name of Registrant as specified in its charter)


            Delaware                           51-0284188
(State or Other Jurisdiction of  (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                              1105 North Market Street
                                       Box 8985
                             Wilmington, Delaware  19899
            (Address of principal executive offices with zip code)


  Registrant's telephone number, including area code:  (302) 427-7650


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



              Class                     Outstanding at February 15, 1996
     ------------------------------     ----------------------------
     Common Stock, $1.00 par value                  60 shares

                        DOLLAR FINANCE, INC.

                          Form 10-K Index


                                                                 Page No.

Part I
------

   Item l - Business  . . . . . . . . . . . . . . . . . . . . . . .   3
   Item 2 - Properties  . . . . . . . . . . . . . . . . . . . . . .   5
   Item 3 - Legal Proceedings . . . . . . . . . . . . . . . . . . .   5
   Item 4 - Submission of Matters to a Vote
             of Security Holders  . . . . . . . . . . . . . . . . .   5


Part II
-------

   Item 5 - Market for Registrant's Common Equity
             and Related Security Holder Matters  . . . . . . . . .   6
   Item 6 - Selected Financial Data . . . . . . . . . . . . . . . .   7
   Item 7 - Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . . . . .   8
   Item 8 - Financial Statements and Supplementary Data . . . . . .  10
   Item 9 - Changes In and Disagreements with
             Accountants on Accounting and Financial
             Disclosure . . . . . . . . . . . . . . . . . . . . . .  24


Part III
--------

  Item 10 - Directors and Executive Officers of
             the Registrant . . . . . . . . . . . . . . . . . . . .  25
  Item 11 - Executive Compensation  . . . . . . . . . . . . . . . .  26
  Item 12 - Security Ownership of Certain Beneficial
             Owners and Management  . . . . . . . . . . . . . . . .  26
  Item 13 - Certain Relationships and Related
             Transactions . . . . . . . . . . . . . . . . . . . . .  26



Part IV
-------

  Item 14 - Exhibits, Financial Statement Schedules
       and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . 27

                               PART I


Item l - Business
         --------

Description of Business
-----------------------


     Dollar Finance, Inc. (the "Registrant") is a Delaware Corporation incorporated on March 22, 1985 for the limited purpose of issuing shares of Market Auction Preferred Stock ("MAPS") and managing certain required assets. The business of Registrant is to purchase, acquire, own, hold, invest in, sell, trade and exchange required assets and to use the income generated by such required assets to pay dividends on its shares of MAPS and on its common stock and to acquire additional required assets. Such assets may include cash, Federal National Mortgage Association ("FNMA") mortgage pass-through certificates, Federal Home Loan Mortgage Corporation ("FHLMC") mortgage participation certificates, Government National Mortgage Association ("GNMA") modified pass-through mortgage-backed certificates, collateralized mortgage certificates, certain short-term money market instruments, U.S. Treasury Securities and certain other securities not adversely affecting the current rating on the shares of MAPS by Moody's and Standard & Poors.

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

     In order to protect the rights of the holders of MAPS, Registrant must have required asset coverage and dividend coverage on each Evaluation date. Evaluation dates occur on the date of original issue, each dividend payment date and each date which is 25 days preceding the next dividend payment date. Required asset coverage is that condition in which Registrant has required assets (defined above) with a value equal to or greater than the product of (a) $100,000 and (b) the number of shares of MAPS then outstanding. The shares of MAPS are subject to mandatory redemption if the required asset coverage is not met or restored as required or if any portion of the dividends paid on MAPS constitute a return of capital for federal income tax purposes. As of each Evaluation date, Registrant calculates the value of its U.S. Treasury securities and short-term money market instruments maturing before the next dividend payment date and cash to assure that their aggregate adjusted value is at least equal to the dividend coverage amount for the dividend period (normally 49 days) at the applicable dividend rate then in effect. Calculations used in determining the value of required assets and adjusted value of dividend coverage assets are set forth in the Registration Statement on Form S-11. Except as provided in Registrant's Certificate of Incorporation and as required by law, the holders of shares of MAPS have no voting rights.

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

     On November 13, 1995, Registrant redeemed 750 shares of MAPS at a price of $100,000 per share plus accrued and unpaid dividends of $548.04 per share.

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


     Registrant paid $15,000,000, $8,000,000, $10,000,000, $2,400,000 and
$7,200,000 in cash dividends on its common stock during fiscal 1992, 1990, 1989, 1987 and 1986, respectively, and has maintained the necessary retained earnings level. No common stock dividends were paid in fiscal 1995, 1994, 1993, 1991 and 1988.

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


Item 6 - Selected Financial Data
         -----------------------
($-In Thousands)

                                          Year Ended      Year Ended      Year Ended     Year Ended     Year Ended
                                           11/30/95        11/30/94        11/30/93       11/30/92       11/30/91
                                          ----------      ----------      ----------     ----------     ----------

Interest Income                            $  9,437        $  6,120        $  6,178       $  8,887       $ 11,345
Non-Interest Income/(Loss)                    1,369            (566)            903             73          7,379
                                           --------        --------        --------       --------       --------
                                             10,806           5,554           7,081          8,960         18,724
Less:  Expenses                               3,962           2,114           2,336          3,213          4,091
                                           --------        --------        --------       --------       --------
     NET INCOME                            $  6,844        $  3,440        $  4,745       $  5,747       $ 14,633
                                           ========        ========        ========       ========       ========
Net Income Per Common Share                $     60        $     16        $     45       $     55       $    176
                                           ========        ========        ========       ========       ========

Net Income Per Common Share (based
  on Net Income Less Preferred Stock
  Dividends Paid and Accrued)              $     60        $     16        $     45       $     55       $    176
                                           ========        ========        ========       ========       ========

Preferred Stock Dividends Paid             $  3,231        $  2,168        $  1,929       $  2,174       $  3,865

Preferred Stock Dividends Accrued
 but not Paid                                     0             334             142            253            205
                                           --------        --------        --------       --------       --------
Total Preferred Stock Dividends            $  3,231        $  2,502        $  2,071       $  2,427       $  4,070

Common Stock Dividends Paid                $      0        $      0        $      0       $ 15,000       $      0

Cash Dividends Per Common Share            $      0        $      0        $      0       $    250       $      0


                                              At               At              At             At             At
                                           11/30/95        11/30/94        11/30/93       11/30/92       11/30/91
                                           --------        --------        --------       --------       --------

Total Assets                               $ 51,598        $136,566        $135,676       $129,519       $138,190

Total Equity Capital                       $ 51,283        $122,416        $122,752       $118,837       $130,517

Preferred Stock                            $      0        $ 75,000        $ 75,000       $ 75,000       $ 75,000

Financial Statements for years through 1991 were restated for the Adoption of FASB Statement No. 109, with the cumulative effect of $3,723,000 determined as of 12/1/90.  The Company also adopted FASB Statement No. 115 at November 30, 1993.  Prior years were not restated.  See Note 2 to the Financial Statements.


Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------


Results of Operations:
---------------------

     For the year ended November 30, 1995, Dollar Finance, Inc. ("Registrant") reported net income of $6,844,000 or $60,000 per share after deducting dividends on the shares of Market Auction Preferred Stock ("MAPS"). Net income for fiscal 1994 was $3,440,000, or $16,000 per share after deducting MAPS dividends and for fiscal year 1993, $4,745,000, or $45,000 per share after deducting MAPS dividends. Operating income has consisted of interest earned on required assets, including mortgage-backed securities, U.S. Treasury securities and short-term money market instruments, consisting of commercial paper, certificates of deposit, treasury bills and other time deposits. Additional income/(loss) was recognized during 1995, 1994, and 1993 from security transactions in which Registrant sold mortgage-backed securities back to Dollar Bank at market value, resulting in gains/(losses) of $1,369,139, $(565,962) and $902,975, respectively. These gains/(losses) are the result of security sales undertaken by the Registrant in actively managing its investment portfolio in light of changes in market interest rates, and most recently, securities were sold during 1995 to provide funds for the redemption of the 750 MAPS shares on November 13, 1995.

     Professional fee expense incurred during each year consisted largely of broker commission charges of approximately $25,500 incurred on each MAPS dividend payment date.

     Retained earnings of Registrant have been reduced by the amount of MAPS dividends paid and accrued during the three fiscal years. These dividends amounted to $3,231,000 in 1995, $2,502,000 in 1994, and $2,071,000 in 1993.
The applicable dividend rates on MAPS dividends at November 30, 1994 and 1993 were 3.814% and 3.09%, respectively. There were no MAPS shares outstanding as of November 30, 1995.

     During 1993, Registrant changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years through 1990 were restated.

     Retained earnings were restated to reflect the cumulative effect of the change in accounting for income taxes as a result of retroactively applying FASB Statement No. 109 to 1990.

     The Company also adopted FASB Statement No. 115 during 1993. The year end retained earnings for 1995, 1994 and 1993 increased/(decreased) by approximately $221,000, $(35,000) and $1,241,000, respectively for the impact of applying FASB Statement No. 115, which requires that the unrealized gains (losses), net of taxes, on investment securities available for sale be recognized as a separate component of capital. The net unrealized gain/(loss) for 1995, 1994 and 1993 of $360,000, $(57,000) and $2,068,000 is shown net of deferred federal income tax/(benefit) of $1,000, $(22,000) and $827,000, respectively.

     The deferred tax liability/(benefit) of $139,000, $(22,000) and $827,000 represents the taxes to be paid/(refunded) in future years on the temporary difference between the financial statement and tax return values of investment securities available for sale as of November 30, 1995, 1994 and 1993, respectively. For financial statement purposes, these investment securities have been recorded at market value in accordance with FASB Statement No. 115. For tax purposes they are carried at net book value. The deferred tax liability/(benefit) reflected in fiscal 1995, 1994 and 1993 is not included in the total tax provision for the year since, in accordance with Statement 115, it is properly reflected as a component of equity capital, and consequently has no impact on net income for the year.

     Due to the redemption of the MAPS shares on November 13, 1995, the Registrant is relieved of the required asset and dividend coverage provisions of the MAPS Agreement.


Liquidity:
---------

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

     Registrant possesses dividend coverage assets consisting of short-term money market instruments with remaining maturities not in excess of the number of days until the next MAPS dividend payment, and cash. As of each Evaluation date, Registrant will calculate the aggregate adjusted value of its dividend coverage assets to assure that this value is at least equal to the required dividend coverage amount. Registrant is required to maintain required assets with a market value in excess of the product of the current liquidation value per share and the number of MAPS shares outstanding. This requirement provided liquidity necessary for the redemption of MAPS shares on November 13, 1995.

     Due to the redemption of the MAPS shares on November 13, 1995, the Registrant is relieved of the required asset and dividend coverage provisions of the MAPS Agreement.

Item 8 - Financial Statements and Supplementary Data
         -------------------------------------------




                   Index to Financial Statements
                          -----------------------------


                                                                 Page No.
                                                                       -----


Report of Independent Auditors . . . . . . . . . . . . . . . . . . .  11


Financial Statements:



     Statements of Condition, November 30, 1995 and
      November 30, 1994 . . . . . . . . . . . . . . . . . . . . . .   12




     Statements of Earnings, For the Years Ended
      November 30, 1995, November 30, 1994, and
      November 30, 1993 . . . . . . . . . . . . . . . . . . . . . .   13




     Statements of Changes in Equity Capital, For the
      Years Ended November 30, 1995, November 30, 1994,
      and November 30, 1993 . . . . . . . . . . . . . . . . . . . .  14




     Statements of Cash Flows, For the Years Ended
      November 30, 1995, November 30, 1994, and
      November 30, 1993 . . . . . . . . . . . . . . . . . . . . . .  15




     Notes to Financial Statements  . . . . . . . . . . . . . . . .  16

Ernst & Young, LLP
One Oxford Centre
Pittsburgh, PA  15219

Phone:  (412) 644-7800



                   Report of Independent Auditors



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

In our opinion, the financial statements listed in the accompanying index to financial statements on page 10 present fairly, in all material respects, the financial position of Dollar Finance, Inc. at November 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1995 in conformity with generally accepted accounting principles.




                                          Ernst & Young, LLP


January 12, 1996


Dollar Finance, Inc.

Statements of Condition
($-In Thousands)


                                      Nov. 30, 1995      Nov. 30, 1994
                                      ------------       -------------
          ASSETS:
-------------------------
Cash                                   $         78      $          17
Time Deposits                                     0             16,496
Commercial Paper                                  0             18,120
U.S. Government Agency Securities             1,404             54,824
                                       ------------      -------------
  Total Cash and Cash Equivalents             1,482             89,457

Mortgage-Related Securities Available for
  Sale (Carried at Market Value)             49,893             22,166

Mortgage-Related Securities Held to
  Maturity (Market Value of $22,256
  in 1994)                                        0             22,904
                                         ----------       ------------
   Total Mortgage-Related Securities         49,893             45,070

Accrued Interest Receivable                     223                785
Security Receivable                               0              1,232
Other Assets                                      0                 22
                                       ------------        -----------
         Total Assets                  $     51,598       $    136,566
                                       ============       ============

       LIABILITIES:
---------------------------
Accrued Preferred Stock Dividends      $          0       $        334
Income Taxes Payable - Dollar Bank              172             13,816
Deferred Income Taxes                           143                  0
                                       ------------        -----------
      Total Liabilities                         315             14,150


       EQUITY CAPITAL:
----------------------------
Preferred Stock (No par value, 750 shares
 authorized, 750 shares issued and
 outstanding, liquidation value per share,
 $100,000)                                        0                750
Common Stock ($1.00 par value, 100 shares
 authorized and 100 shares issued)                0                  0
Additional Paid-In Capital/
  Preferred Stock                                 0             74,250
Additional Paid-In Capital/Common Stock      59,386             59,386
Unrealized Gain(Loss) on Available for
 Sale Securities, Net of Tax                    221                (33)
Retained Earnings                            21,676             18,063
                                         ----------         ----------
                                             81,283            152,416

Treasury Stock at Cost (40 shares at
 November 30, 1995 and at November 30,
 1994                                       (30,000)           (30,000)
                                        ------------       ------------
   Total Equity Capital                      51,283            122,416
                                       ------------        ------------
   Total Liability & Equity Capital    $     51,598       $    136,566
                                       ============       ============



See accompanying notes to financial statements.

Dollar Finance, Inc.

Statements of Earnings
($-In Thousands)


                                    Year Ended      Year Ended     Year Ended
                                     11/30/95        11/30/94       11/30/93
                                     --------         -------      ----------
     INCOME:
----------------------
Short Term Investments:

Interest on Money Market Fund        $       2        $      0      $      0
Interest on U.S Government
      Agency Securities                    222             143             0
Interest on Commercial Paper               243              28             7
Interest on Time Deposits                  509             414           396
Interest on U.S. Treasury Securities        26             186             0
                                       -------          ------        ------
Total Short Term Investments             1,002             771           403

Investment Securities:
----------------------
Interest on Collaterized Mortgage
   Obligations                           6,761                0            0
Interest on Mortgage-Backed Securities   1,674            5,349        5,775
                                        ------           ------       ------
Total Investment Securities              8,435            5,349        5,775

Other Income:
-------------
Gains/(Losses) on Securities
   Transactions                          1,369             (566)         903
                                         -----            -----        -----
  Total Income                          10,806            5,554        7,081


    EXPENSES:
---------------------
Occupancy                                     5               7            1
Professional Fees                           248             252          263
Other Expenses                                5               3           11
                                          -----           -----        -----
    Total Expenses                          258             262          275
                                          -----           -----        -----
INCOME BEFORE INCOME TAXES               10,548           5,292        6,806

Income Tax Expense - Federal              3,704           1,852        2,061
                                          -----           -----        -----
   NET INCOME                            $6,844          $3,440       $4,745
                                         ======          ======       ======

Net Income Per Common Share (based on
Net Income Less Preferred Stock Dividends
Paid and Accrued)                        $   60          $   16       $   45
                                         ======          ======       ======
Weighted Average Common Share
 Outstanding                                 60              60           60
                                         ======           =====        ======

See accompanying notes to financial statements.



Dollar Finance, Inc.
Statement of Changes in Equity Capital
($-In Thousands - except dividends per share amounts)


                   PREFERRED STOCK                    COMMON STOCK                                      TREASURY STOCK
            ================================    ========================    ====================    ===================
                                                                            Unrealized
                                                                            Gain(Loss) on
                              Additional                      Additional    Available for
                               Paid-In                         Paid-In      Sale Secur.  Retained
            Shares   Amount    Capital      Shares   Amount    Capital      Net of Tax   Earnings    Shares    Amount        Total
            ------   ------   ----------    ------   ------   ---------     -----------  --------    ------    ------      -------
Balance at
11/30/92    750      $750     $74,250       100         0      $59,386            0      $14,451     (40)    $(30,000)    $118,837

1993 Activity
-------------
Net Income                                                                                 4,745                             4,745

Preferred Stock
Dividends ($2,761.33)
per Share)                                                                                (2,071)                           (2,071)
Unrealized Gain on Securities ($2,068)
Net of Federal Income Tax ($827)                                               1,241                                         1,241
           ___      ____     ________       ___       ____     ________    ___________   ________    _____   _________     ________

Balance at
11/30/93    750     $750      $74,250       100          0      $59,386       $1,241     $ 17,125     (40)    $(30,000)   $122,752

1994 Activity
-------------
Net Income                                                                               $  3,440                         $  3,440

Preferred Stock
Dividends ($3,336.00
per Share)                                                                                 (2,502)                          (2,502)

Unrealized Loss on Securities Available
for Sale ($2,123) Net of Federal
Income Tax Benefit ($849)                                                      (1,274)                                      (1,274)
          ---      ----     --------       ----       ----       --------    ----------  ---------    -----   ----------   ---------
Balance at
11/30/94   750      $750      $74,250      100          0        $59,386      $    (33)   $18,063     (40)    $(30,000)   $122,416

1995 Activity
-------------
Net Income                                                                                  6,844                            6,844

Preferred Stock
Dividends ($4,308.00
per Share)                                                                                 (3,231)                          (3,231)

Unrealized Gain on
Securities Available for
Sale ($412) Net of
Federal Income Tax
($158)                                                                             254                                         254

Redemption of Preferred
Stock     (750)    (750)     (74,250)                                                                                      (75,000)
          ___       ___     ________     ____       ____      _________        _______    _______     _____   __________     _______
Balance at
11/30/95     0     $  0      $     0       100         0         $59,386          $221    $21,676     (40)     $(30,000)  $ 51,283

Fiscal year 11/30/92 restated for the adoption of FASB Statement 109.

See accompanying notes to financial statements.



Dollar Finance, Inc.
Statements of Cash Flows
($-In Thousands)

                                  Year Ended       Year Ended      Year Ended
                                   11/30/95         11/30/94        11/30/93
                                  ----------       ----------      ----------

OPERATING ACTIVITIES

Net Income                         $  6,844         $  3,440       $  4,745
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
   Accrued Preferred Stock Dividends   (334)            (142)          (253)
   Amortization of Discounts &
   Premiums on Investment Securities (2,405)           1,242            594
   Decrease in Interest Receivable      562               90            143
   Increase/(Decrease) in
        Income Taxes Payable        (13,644)           1,861          1,526
   Investment Securities (Gains)/
       Losses                        (1,369)             566           (903)
                                      -----            -----          -----
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                      $(10,346)        $  7,057       $  6,286


INVESTING ACTIVITIES

Proceeds from Sales of Securities
   Available for Sale                22,018           72,290         35,886
Proceeds from Sales of Securities
   Held to Maturity                  62,289                0              0
Principal Payments on Securities     11,373           29,046         38,350
Purchase of Investment Securities
   Held to Maturity                 (96,310)         (23,914)       (87,960)
(Increase)/Decrease in
   Security Sale Receivable           1,232              844           (579)
Redemption of Preferred Stock       (75,000)               0              0
                                   --------           -------        ------
NET CASH PROVIDED/(USED) BY
   INVESTING ACTIVITIES             (74,398)           78,266       (14,303)


FINANCING ACTIVITIES

Cash Dividends Paid on
  Preferred Stock                    (3,231)           (2,168)       (1,929)
Cash Dividends Paid on Common
  Stock                                   0                 0             0

                                    -------            ------        -------
NET CASH USED BY FINANCING
   ACTIVITIES                        (3,231)           (2,168)        (1,929)
                                    -------             -----         -------
INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS              (87,975)           83,155         (9,946)

Cash and Cash Equivalents at
  Beginning of Year                  89,457             6,302         16,248
                                    -------            ------         ------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                     $  1,482         $ 89,457       $  6,302
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

          Use of Estimates
          ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Cash and Cash Equivalents
              -------------------------

          Cash and cash equivalents presented within the Statement of Cash Flows include cash and short-term investments with original maturities of less than 90 days.

          Required Assets
              ---------------

          Required assets may include cash, FNMA certificates, FHLMC certificates, collateralized mortgage obligations, GNMA certificates, certain short-term money market instruments, U.S. Treasury securities and other securities not adversely affecting the current rating on the shares of Market Auction Preferred Stock ("MAPS") by Moody's and Standard & Poors.

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

          Investment Securities
              ---------------------

          Investment securities consist of mortgage-backed securities which include FNMA pass-through certificates, FHLMC participation certificates, collateralized mortgage obligations, and GNMA modified pass-through certificates. As outlined in Note 2, in 1995 and 1994 these instruments are stated at market value if classified as available for sale, or cost, adjusted for amortization of premiums and accretion of discounts if held to maturity. Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

          In May 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As permitted under the Statement, Dollar Finance elected to adopt the provisions of the standard as of the end of its fiscal year ending November 30, 1993. In accordance with the Statement, prior period financial statements were not restated to reflect the change in accounting principle. The effect of adopting FAS No. 115 as of November 30, 1993, resulted in a transfer of $124,355,000 of investment securities having a fair value of $126,423,000, from held to maturity to available for sale and an increase in equity capital of $1,241,000, net of Federal tax of $827,000. During fiscal 1994, the securities available for sale declined $2,123,000 in market value resulting in an unrealized loss of $55,000 and reduction in equity capital of $33,000 at November 30, 1994 net of Federal tax benefit of $22,000. During fiscal 1995, the securities available for sale increased $412,000 in market value resulting in an unrealized gain of $360,000 and increase in equity capital of $221,000 at November 30, 1995, net of Federal tax of $139,000.

          As a result of the redemption of the MAPS shares during fiscal 1995, securities previously classified as held to maturity pursuant to Statement 115 were reclassified as investments available for sale.

Dollar Finance, Inc.
3.  Investments
    -----------


The following is a comparison of book value to market value of short-term investments and investment securities at Nov. 30, 1995:
($-In Thousands)

                                                                                                               Amount at
                                                                                                               Which Issue
                              No.     Principal                   Gross        Gross                           is Carried
Title of Each Issue and       of      Amount of      Cost of      Unrealized   Unrealized   Market Value at    on the Statement
Name of Issuer:             Units     Each Issue    Each Issue    Gains        Losses       Nov. 30, 1995      of Condition
-----------------------     -----     ----------    -----------   ----------   ----------   ----------------   ----------------

SHORT-TERM INVESTMENTS

U.S. Government Securities:
---------------------------
U.S. Treasury Bill            1           1,405         1,404            0            0          1,404               1,404
                             ---       --------      --------       ------       -------      --------            --------
                              1        $  1,405      $  1,404       $    0       $    0       $  1,404            $  1,404
                                                                                                                  ========


Securities Available for Sale:
------------------------------
Mortgage Backed Securities:
FNMA Certificates             8           3,261         3,308           30            0           3,338              3,338
FHLMC Certificates           29          15,547        15,269          248          (26)         15,491             15,491
                            ---         -------       -------          ---        ------        -------            -------
                             37        $ 18,808      $ 18,577         $278        $ (26)       $ 18,829           $ 18,829
                                                                                                                  ========

Collateralized Mortgage Obligations:
FNMA Certificates            5           18,937        18,743           52            0          18,795             18,795
FHLMC Certificates           1           12,365        12,216           53            0          12,269             12,269
                           ---          -------        ------           --         -----         ------             ------
                             6         $ 31,302      $ 30,959         $105        $   0        $ 31,064           $ 31,064
                                                                                                                  ========





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

          On November 13, 1995, Registrant redeemed all of the MAPS shares at a price of $100,000 per share, In addition to the redemption price, Registrant paid holders of the shares accrued and unpaid dividends of $548.04 per share on the redemption date.


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

          No cash dividends were paid on common stock during fiscal 1995, 1994 or 1993.


6.        Market Auction Preferred Stock ("MAPS")
              ---------------------------------------

          Description of MAPS
              -------------------

          The shares of MAPS have a liquidation preference of $100,000 per share plus accrued and unpaid dividends. The MAPS shares are not convertible into shares of common stock and have no pre-emptive rights. The holders of MAPS are entitled to receive cumulative cash dividends on the business day following the conclusion of each dividend period, generally consisting of 49 days. The applicable dividend rate per share for each dividend period is determined through auction procedures. The applicable dividend rate for each dividend period during fiscal 1995 was as follows:

              October 20, 1994    -   December 6, 1994         3.814%
              December 7, 1994    -   January 25, 1995         4.549%
              January 26, 1995    -   March 15, 1995           4.620%
              March 16, 1995      -   May 3, 1995              4.590%
              May 4, 1995         -   June 21, 1995            4.559%
              June 22, 1995       -   August 9, 1995           4.498%
              August 10, 1995     -   September 27, 1995       4.260%
              September 28, 1995  -   November 13, 1995        4.289%


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

          On November 13, 1995, Registrant elected to redeem all 750 shares of MAPS at a redemption price of $100,000 per share. All accrued and unpaid dividends on the shares were paid to holders of the shares on the redemption date.


          Required Asset Coverage
             -----------------------

          As of each Evaluation date (approximately every 25 days), Registrant must have required assets with a market value in excess of the product of (a) $100,000; and (b) the number of MAPS shares then outstanding. Registrant is obligated to maintain or restore the number of MAPS shares necessary to maintain required asset coverage as of each Evaluation date. Registrant has maintained required asset coverage throughout fiscal 1995 and for all prior periods.

          Due to the redemption of the MAPS shares on November 13, 1995, the Registrant is no longer subject to the required asset or dividend coverages.

          Dividend Coverage
             -----------------

          As of each Evaluation date, the aggregate adjusted value of Registrant's U.S. Treasury securities and short-term money market instruments maturing before the next dividend payment date and cash must at least equal the dividend coverage amount for 49 days of dividends at the applicable dividend rate then in effect. Registrant has maintained adequate dividend coverage throughout fiscal 1995 and for all prior periods.


7.        Securities Transactions
          -----------------------

          During fiscal 1995, Registrant purchased from Dollar Bank eighteen collateralized mortgage obligations with an aggregate book value of $96,310,396.

          Registrant sold to Dollar Bank ten mortgage-backed securities with a net par value and book value of $22,317,105 and $22,402,984, respectively. Proceeds from the sales amounted to $22,271,086 and resulted in a net loss of $131,898.

          Registrant also sold to Dollar Bank one FHLB discount note and three U.S. Treasury Bills with combined net par and book values of $76,084,000 and $75,344,813, respectively. Proceeds from the sale were $75,344,813, and there was no gain or loss on the transaction. During fiscal 1995, Registrant also sold to Dollar Bank twelve collateralized mortgage obligations with combined net par and book values of $62,575,314 and $60,788,297, respectively. Proceeds from the sale amounted to $62,289,334 and resulted in a net gain of $1,501,037.

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

          During fiscal 1993, Registrant purchased from Dollar Bank thirteen FHLMC fixed rate and seven FHLMC adjustable rate certificates with an aggregate book value of $87,686,000. Registrant sold twenty-three FNMA fixed rate certificates and eleven FHLMC fixed rate certificates with a net book value and market value of $35,886,000 and $36,789,000, respectively. Proceeds from the sales amounted to $36,927,000, and resulted in a net gain of $902,975.

8.        Income Taxes
             ------------

          The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

          The provision for income taxes for 1995, 1994 and 1993 consists of the Registrant's net income before taxes and intercompany securities gains at the statutory federal income tax rates. The resulting tax expense is recorded on the Registrant's Statement of Condition as intercompany payables to the Registrant's parent corporation, Dollar Bank, net of amounts previously paid to the parent.

          The deferred tax asset/(liability) for fiscal year ending November 30, 1995, 1994 and 1993 of $(139,000), $22,000 and
          ($827,000), respectively, represents the taxes to be refunded/(paid) in future years on the temporary difference between the financial statement and tax return values of investment securities available for sale. For financial statement purposes these investment securities have been recorded at market value per FASB Statement No. 115 while for tax purposes they are carried at net book value. The deferred tax asset/(liability) reflected in fiscal 1995, 1994 and 1993, respectively, are not included in the total tax provision for the year since, in accordance with Statement 115 it is properly reflected as a component of equity capital, and consequently has no impact on net income for the year.

          Reconciliation of the effective income tax rate with the statutory Federal income tax rate is as follows:

                                             Percent of Income
                                            Before Income Taxes
                                            -------------------
                                           Year Ended November 30
                                           1995     1994     1993
                                           ----------------------

     Federal Income Tax Statutory Rate      35%      35%      35%

     Intercompany Gain/(Loss) on Sale of
     Securities; Eliminated for Federal
     Tax Purposes                            0        0        (5)

     Other, Net                              0        0        (1)
                                          ------------------------

          Effective Rate                    35%      35%       29%
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

                            PART III


Item 10 - Directors and Executive Officers of the Registrant
          --------------------------------------------------

The following table identifies the Registrant's directors and executive officers, their ages and their positions for the previous five years:

============================================================================
                                Positions with       Principal Occupations
     Name:             Age:       Registrant:           since 12/01/85:
     ----              ----     --------------       ---------------------

Hay Walker             63      Chairman of the      Retired since 1993;
                               Board; Director      previously Executive Vice
                                                    President of Dollar Bank.


Robert P. Oeler        46      President;           Executive Vice President
                               Director             of Dollar Bank since 1992;
                                                    previously Senior Vice
                                                    President.


Thomas A. Kobus        43      Treasurer;           Senior Vice President and
                               Director             Treasurer of Dollar Bank
                                                    since 1992; previously
                                                    Vice President and
                                                    Treasurer.


Robert L. German       71      Vice President       Vice President, Security-
                               and Assistant        Columbian, Division, U.S.
                               Secretary;           Banknote Company.
                               Director


Robert T. Messner      57      Secretary;           Vice President, General
                               Director             Counsel and Secretary for
                                                    Dollar Bank since 1986.



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


Item 12 - Security Ownership of Certain Beneficial
          Owners and Management
          -----------------------------------------

The following table lists any beneficial owner of more than 5% of the outstanding common stock as of November 30, 1995:

                                         Amount of Nature      Percent
                   Name and Address        of Beneficial          of
Title of Class    of Beneficial Owner        Ownership          Class
--------------    -------------------    ----------------      --------

Common Stock        Dollar Bank, a              60 Shares          100%
                    federal savings bank
                    Three Gateway Center
                    Pittsburgh, PA  15222


Item 13 - Certain Relationships and Related Transactions
          ----------------------------------------------

          During fiscal 1995, Registrant sold 10 mortgage-backed securities and 12 collaterized mortgage obligations to Dollar Bank, a Federal Savings Bank, an affiliate of the Registrant. The sales were recorded at market value and a net gain of $1,369,139 was recognized. Several securities were purchased from Dollar Bank with an aggregate book value of $96,310,396.

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

                              PART IV


Item 14 - Exhibits, Financial Statement Schedules
          and Reports on Form 8-K
          ---------------------------------------

                                                         Page No.
                                                         --------

(a) (l)   The following financial statements are included
               in Part II, Item 8:

               Financial Statements:
                     --------------------

               Statements of Condition - November 30, 1995
                and November 30, 1994 . . . . . . . . . . . . .  12

               Statements of Earnings - For the Years Ended
                November 30, 1995, November 30, 1994, and
                November 30, 1993 . . . . . . . . . . . . . . .  13

               Statements of Changes in Equity Capital - For
                the Years Ended November 30, 1995, November 30,
                1994, and November 30, 1993 . . . . . . . . . .  14

               Statements of Cash Flows - For the Years Ended
                November 30, 1995, November 30, 1994, and
                November 30, 1993 . . . . . . . . . . . . . . .  15

               Notes to Financial Statements  . . . . . . . . .  16

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

Date:  February 22, 1996                Date:  February 22, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



----------------------- Chairman of the Board;       Date:  February 22, 1996
Hay Walker              Director



----------------------- President; Director          Date:  February 22, 1996
Robert P. Oeler



----------------------- Treasurer;                   Date:  February 22, 1996
Thomas A. Kobus         Director



----------------------- Vice President and           Date:  February 22, 1996
Robert L. German        Assistant Secretary;
                        Director



----------------------- Secretary; Director          Date:  February 22, 1996
Robert T. Messner

Supplemental Information to be Furnished with Reports filed Pursuant to
------------------------------------------------------------------------
Section 15(d) of the Act by Registrants Which Have Not Registered
-----------------------------------------------------------------
Securities Pursuant to Section 12 of the Act
--------------------------------------------




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